Form 10-Q
period 1996-03-31
UNISON HEALTHCARE CORP
filed 1996-05-15
CIK 1001769

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  _________ TO  _________  .
                         COMMISSION FILE NUMBER 0-27374

                         UNISON HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                     86-0684011
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                     7272 E. INDIAN SCHOOL ROAD, SUITE 214
                              SCOTTSDALE, AZ 85251
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 423-1954
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:  YES  X      NO  ___

     AS OF APRIL 30, 1996 THERE WERE 3,871,312 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of
            March 31, 1996 and December 31, 1995...................      3
          Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1996 and 1995.....      4
          Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1996 and 1995.........      5
          Notes to Consolidated Financial Statements...............      6
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................       8
PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.........................     13
          Signatures...............................................     14
          Exhibit Index............................................     15

NOTE: Items 1 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          MARCH 31,      DECEMBER 31,
                                                            1996             1995
                                                         -----------     ------------
                                                         (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 1,228         $  6,097
  Accounts receivable -- patient, less allowance
     for doubtful accounts of $828 at March 31, 1996
     and $709 at December 31, 1995......................    22,108           14,771
  Accounts receivable -- other, less allowance for
     doubtful accounts of $74 at March 31, 1996
     and December 31, 1995..............................     1,996            1,852
  Prepaid expenses and other current assets.............     2,648            2,245
                                                           -------          -------
     Total current assets...............................    27,980           24,965
Lease operating rights and other assets, net............    39,401           38,902
Goodwill, net...........................................    11,310            7,473
Property and equipment, net.............................     3,951            3,002
Security deposits.......................................     3,239            3,189
                                                           -------          -------
                                                           $85,881         $ 77,531
                                                           =======          =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit........................................   $    --         $    789
  Accounts payable......................................     9,417            9,437
  Accrued expenses......................................     8,976            8,785
  Notes payable and current portion of long-term
     debt due to affiliates..............................    1,551            5,824
  Current portion of other notes and long-term debt.....       758              636
  Deferred taxes........................................       727              703
                                                           -------          -------
     Total current liabilities..........................    21,429           26,174
Line of credit..........................................     7,631               --
Notes payable and long-term debt due to affiliates......    13,055           13,691
Other notes payable and long-term debt..................     8,415            4,693
Deferred taxes..........................................     8,448            8,173
Leasehold liability, net................................     4,575            4,621
Other long-term liabilities.............................       292              294
                                                           -------          -------
     Total liabilities..................................    63,845           57,646
                                                           -------          -------
Stockholders' equity:
  Common stock, $.001 par value; 10,000,000
     shares authorized; 3,871,312 and
     3,673,748 issued and outstanding
     at March 31, 1996 and December 31, 1995............         3                2
  Additional paid-in capital............................    21,805           20,091
  Retained earnings (accumulated deficit)...............       228             (208)
                                                           -------          -------
     Total stockholders' equity.........................    22,036           19,885
                                                           -------          -------
                                                           $85,881         $ 77,531
                                                           =======          =======

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              1996         1995
                                                             -------      ------
Revenues:
  Net patient revenue......................................    $29,852      $5,817
  Management fees..........................................        330         466
  Other....................................................      2,808          40
                                                               --------     -------
     Total revenues........................................     32,990       6,323
Expenses:
  Wages and related........................................     15,959       3,560
  Other operating..........................................     11,800       2,205
  Rent.....................................................      3,415         557
  Interest.................................................        610          45
  Depreciation and amortization............................        470          38
                                                              --------     -------
     Total expenses........................................     32,254       6,405
                                                               --------     -------
Income (loss) before income taxes..........................        736         (82)
Income tax expense.........................................        300           1
                                                              --------       ------
Net income (loss)..........................................    $   436      $  (83)
                                                               =======      ======
Net income (loss) per common share:
  Primary..................................................       $.11       $(.07)
  Fully diluted............................................        .11        (.07)
Weighted average shares used in per share calculation:
  Primary..................................................  4,036,425    1,266,164
  Fully diluted............................................  4,056,218    1,266,164

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      1996       1995
                                                                     -------    ------
Net cash provided by (used in) operating activities
  (including changes in all operating assets
  and liabilities)................................................  $(6,190)    $   32
                                                                     ------     ------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements................     (869)       (80)
  Increase in intangibles and other assets........................     (816)       (41)
  Increase in lease deposits......................................      (50)        (1)
  Acquisitions....................................................     (932)        --
                                                                     ------     ------
     Net cash used in investing activities........................   (2,667)      (122)
                                                                     ------     ------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of credit......    6,841         --
  Proceeds from long-term debt....................................    3,623         50
  Payments of principal on long-term debt.........................   (6,476)       (42)
                                                                     ------     ------
     Net cash provided by financing activities....................    3,988          8
                                                                     ------     ------
Net decrease in cash..............................................   (4,869)       (82)
Cash and cash equivalents at beginning of period..................    6,097        118
                                                                     ------     ------
Cash and cash equivalents at end of period........................  $ 1,228     $   36
                                                                     ======     ======
Supplemental disclosures:
Cash paid for:
  Interest........................................................  $   155     $   45
  Income taxes....................................................       --         --
Acquisitions:
  Increase in assets..............................................    5,031         --
  Liabilities assumed and incurred................................    4,031         --
Conversion of debenture into shares of common stock...............    1,714         --

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, contains all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of Unison HealthCare Corporation and its subsidiaries ("Unison" or "the Company") as of and for the periods indicated. Unison presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Unison's most recent annual report to stockholders have been omitted. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996.

2. The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $211,000 and $19,000 for the three months ended March 31, 1996 and 1995, respectively.

3. On March 28, 1996, Unison entered into a definitive purchase and sale agreement for the acquisition, effective February 1, 1996, of 90% of the common stock of four rehabilitation therapy centers (collectively, "Sunbelt Therapy"). In consideration for the stock of Sunbelt Therapy, Unison paid $800,000 in cash, issued term notes for $1,000,000 in the aggregate (the "Notes") and issued subordinated convertible debentures totaling $1,800,000 (the "Debentures"). In addition, contingent payments will be due if specified pretax income targets are achieved. The Notes and Debentures bear interest at 10%, payable quarterly beginning May 1, 1996, and are convertible into Unison common stock at the option of the holder at a conversion price equal to the average closing price (85% of the average closing price with respect to the Notes) of Unison's common stock for the 20-day trading period preceding the date of conversion. The Notes mature in equal principal amounts on February 1, 1997 and 1998, and the Debentures mature in equal principal amounts on February 1, 1997, 1998 and 1999. The transaction was accounted for as a purchase.

   In August 1995, Unison acquired BritWill HealthCare Company ("BritWill"), a long-term care company operating 28 facilities in Texas and Indiana. The transaction was accounted for as a purchase.

   Summarized below are the unaudited pro forma consolidated results of operations of Unison for the periods indicated, assuming the acquisitions were consummated as of January 1, 1995. The amounts reflect pro forma adjustments for interest on new debt and amortization of intangible assets and leasehold liabilities. The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions been made at January 1, 1995 or of results which may occur in the future.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                              1996              1995
                                                             -------           -------
                                                             (IN THOUSANDS, EXCEPT PER
                                                                      SHARE)
        Revenues...........................................  $33,533           $23,475
        Net income (loss)..................................      410              (407)
        Net income (loss) per share........................     $.10             $(.32)

4. In January 1996, Unison acquired an institutional pharmacy in Indiana. In consideration for the $600,000 purchase price, the Company paid cash in the amount of $200,000 and issued a note payable amounting to $400,000. The acquisition was accounted for as a purchase. The pro forma effect on Unison's results of operations for the three months ended March 31, 1996 and 1995 would have been immaterial.

5. In March 1996, Unison replaced its revolving lines of credit with a new $10,000,000 revolving credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0% (10.5% at March 31, 1996), mature in 1998 and are secured by the Company's eligible accounts receivable. The credit

                         UNISON HEALTHCARE CORPORATION
   agreement requires Unison to comply with certain financial and operational covenants including limitations on additional borrowings and sales of assets and alteration of the existing capital structure. Unison also executed a promissory note with a lessor in the amount of $3,500,000 with interest at 10.25%. The note is guaranteed by Jerry M. Walker, the Company's President. In May 1996, Unison executed a promissory note payable to the agent for the former holders of BritWill stock immediately prior to the acquisition of BritWill in the amount of $1,000,000. Interest is payable at 12.0% and the note is due on demand after 30 days from issuance.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unison's statements regarding its potential for growth and liquidity and capital resources are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are based on the assumptions set forth in this discussion and analysis of financial condition and results of operations. While the Company believes that such assumptions are reasonable, any of such assumptions could prove to be inaccurate. Important factors which could cause actual growth and liquidity and capital resources to vary from the discussion herein are set forth in such discussions and include without limitation the factors discussed in "Item 1 -- Business" in Unison's Annual Report on Form 10-K for the year ended December 31, 1995 and "Risk Factors" in the Company's Prospectus filed as part of the registration statement on Form S-1 (File No. 33-97662), as well as those factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

ACQUISITIONS

     On March 28, 1996, Unison entered into a definitive purchase and sale agreement for the acquisition, effective February 1, 1996, of 90% of the common stock of four rehabilitation therapy centers (collectively, "Sunbelt Therapy") (the "Sunbelt Acquisition"). The transaction was accounted for as a purchase.

     In August 1995, Unison acquired BritWill Healthcare Company ("BritWill"), a long-term care company operating 28 facilities in Texas and Indiana (the "BritWill Acquisition"). The transaction was accounted for as a purchase.

     Summarized below are the unaudited pro forma consolidated results of operations of Unison for the periods indicated, assuming both the Sunbelt Acquisition and the BritWill Acquisition were consummated as of January 1, 1995. The amounts reflect pro forma adjustments for interest on new debt and amortization of intangible assets and leasehold liabilities. The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions been made at January 1, 1995 or of results which may occur in the future.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                   1996              1995
                                                  -------           -------
                                                  (IN THOUSANDS, EXCEPT PER
                                                           SHARE)
        Revenues................................  $33,533           $23,475
        Net income (loss).......................      410              (407)
        Net income (loss) per share.............     $.10             $(.32)

RESULTS OF OPERATIONS

     In the first quarter of 1996, Unison realized net income of $436,000 compared to a net loss of $83,000 in the prior year period. Income before income taxes amounted to $736,000 in the 1996 first quarter compared to a pretax loss of $82,000 in the prior year quarter. Net operating revenues were $32,990,000 and $6,323,000 in the three months ended March 31, 1996 and 1995, respectively.

     The following table summarizes selected operating statistics.

                                                              AT MARCH 31,
                                                              -------------
                                                              1996      1995
                                                              -----     ---
        Leased Facilities:
          Number of facilities..............................     43      13
          Number of licensed beds:
             Long-term care.................................  3,886     780
             Assisted and independent living................    134     104
        Managed Facilities:
          Number of facilities..............................      8       9
          Number of licensed beds...........................    892     990
        Institutional Pharmacies:
          Number of outlets.................................      2      --
          Nonaffiliated facilities served...................     26      --
        Therapy locations...................................     20      --

     The following table identifies the Company's sources of net operating revenues.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                          1996        1995
                                                         -------     -------
        Percentage of total revenues:
          Long-term care...............................     91.6%       99.9%
          Therapy contracts............................      3.9          --
          Pharmacies...................................      3.3          --
          Medicare Part B billing and supply...........      1.2          .1
                                                           -----       -----
                  Total................................    100.0%      100.0%
                                                           =====       =====
        Net patient revenues per patient day...........  $107.17     $ 86.38
        Patient days...................................  278,540      67,337

     Net patient revenues increased by 413% in the 1996 first quarter to $29,852,000 from $5,817,000 in 1995. This growth is due primarily to acquisitions. Management fee revenue decreased by 29% as a result of a decrease in the number of management contracts. Other income increased from $40,000 in the 1995 first quarter to $2,808,000 in the current period due primarily to pharmacy revenues and the Sunbelt Acquisition.

     Unison's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement methodologies and rates among the payor categories, payor mix and the scope and utilization of the Company's ancillary services. Medicare patients generate the highest revenue per patient day, although profitability is not always increased due to the additional costs associated with the higher level of care required by such patients. In general, private pay sources are more profitable to the Company than governmental reimbursement sources. Unison generally derives a higher profit margin from ancillary services than from basic nursing services.

     Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below.

                                               NET PATIENT
                                                REVENUES           PATIENT CENSUS
                                              THREE MONTHS          THREE MONTHS
                                                  ENDED                 ENDED
                                                MARCH 31,             MARCH 31,
                                            -----------------     -----------------
                                             1996       1995       1996       1995
                                            ------     ------     ------     ------
    Medicaid..............................    53.9%      60.7%      69.9%      63.1%
    Medicare..............................    29.8       19.3        8.0        5.9
    Private and other.....................    16.3       20.0       22.1       31.0

     Wages and related expense increased from $3,560,000 to $15,959,000 in the current quarter due primarily to the increase in the number of leased facilities operated. Wages and related expense as a percentage of revenues decreased from 56.3% in 1995 to 48.4% in the 1996 first quarter as a result of operating efficiencies.

     Other operating expenses increased from $2,205,000 to $11,800,000 in the 1996 first quarter. The increase is due primarily to acquisitions. Other operating expenses as a percentage of revenues amounted to 35.8% in 1996 compared to 34.9% in 1995.

     Rent expense increased from $557,000 in the 1995 first quarter to $3,415,000 in 1996. The increase is due primarily to the increase in the number of leased facilities operated. Rent expense as a percentage of revenues increased from 8.8% in 1995 to 10.4% in the current quarter.

     Interest expense amounted to $610,000 in the current quarter compared to $45,000 in the 1995 first quarter. The increase is the result of debt incurred and assumed in connection with acquisitions as well as increases in borrowings under lines of credit. See "-- Liquidity and Capital Resources." Interest expense as a percentage of revenues increased from .7% in the 1995 first quarter to 1.8% in the current period.

     Depreciation and amortization expense increased from $38,000 in the first quarter of 1995 to $470,000 in 1996. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions. Depreciation and amortization expense as a percentage of revenues increased from
 .6% in the 1995 first quarter to 1.4% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, Unison had $1,228,000 in cash compared to $6,097,000 at December 31, 1995. The Company had working capital of $6,551,000 at March 31, 1996 compared to a working capital deficit at December 31, 1995 amounting to $1,209,000.

     Cash used in operations in the quarter ended March 31, 1996 amounted to $6,190,000 compared to cash provided amounting to $32,000 in the prior year period. The change is due primarily to fluctuations in current assets and liabilities in the 1996 first quarter. Of this increase, $2,515,000 is the result of a change in the Company's accounts receivable-backed credit facility. In March 1996, the agreement to sell accounts receivable was replaced with a line of credit secured by eligible accounts receivable. As a result, accounts receivable at March 31, 1996 include amounts which, under the sales agreement, would have been deducted from the accounts receivable balance.

     Net cash used in investing activities amounted to $2,667,000 in the 1996 first quarter compared to $122,000 in the prior year period. In the 1996 first quarter, capital expenditures amounted to $869,000 compared to $80,000 in the prior year period. Expenditures for acquisitions, net of cash acquired, amounted to $932,000 in the current period and increases in intangible and other assets totaled $816,000.

     Net cash provided by financing activities amounted to $3,988,000 compared to $8,000 in the prior year quarter.

     At March 31, 1996 the Company had $31,410,000 in total debt (58.8% of total capitalization as compared with 56.3% of total capitalization at December 31,
1995), contingent payment obligations due over the next five years totaling up to approximately $21,800,000 and minimum leasehold obligations totaling approximately $121,783,000 over the same period. This increase in total debt is primarily attributable to an increase in the Company's working credit facilities of $10,341,000 and debt issued in connection with acquisitions in the amount of $3,200,000, which increase is offset in part by the repayment of the Term Note to the agent for the former BritWill shareholders in the amount of $5,602,000 and the conversion of the remainder of the Convertible Debenture into shares of the Company's common stock. To the extent that existing resources and future earnings are insufficient to fund its activities and to repay its fixed and contingent obligations, either near term or in future years, the Company will need to raise additional funds through debt or equity financings. There can be no assurance that such financings will be available, or if available, that necessary financing will be available on terms favorable to the Company and its shareholders.

     By agreement finalized in April 1996, but providing for effectiveness as of August 10, 1995 (the "Purchase Modification"), Unison, BritWill and the agent for the former holders of BritWill shares immediately prior to the acquisition of BritWill by Unison (the "Former BritWill Shareholders") amended the BritWill purchase agreement and Unison's related promissory notes and other obligations to the Former BritWill Shareholders as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Unison's annual report on Form 10-K for the year ended December 31, 1995.

     The obligations and notes associated with the BritWill Acquisition, after the Purchase Modification, include the following: (i) the $7,000,000 Convertible Debenture, which has been converted in full into Unison common stock; (ii) the $8,000,000 Subordinated Note, as amended, payable in monthly installments of $54,000 of interest only at the rate of 8.0% for the first 18 months, and monthly payments of principal and interest of $76,000 to $117,000 for the next 42 months at 8.0% to 10.0%. The Subordinated Note requires that the Company maintain (a) specified ratios of operating cash flows to current obligations increasing over time; (b) a specified ratio of current assets to current liabilities; and (c) cash and unencumbered credit facilities of minimum levels. At March 31, 1996, Unison was in compliance with these requirements. The entire remaining principal balance outstanding under the Subordinated Note and all unpaid interest are due and payable upon the earlier to occur of either August 9, 2000 or the completion of any secondary public or private debt or equity offering of at least $10,000,000; (iii) the $5,602,000 Term Note which was repaid on January 2, 1996; (iv) a $3,375,000 note which was repaid from the proceeds of the Company's initial public offering in December 1995 (the "IPO");
(v) scheduled contingent monthly payments, as amended, through August 2000 of $144,000 to $225,000 are required upon attainment of specified revenues and will be added to leasehold rights when and if paid; and (vi) a contingent payment of $11,500,000 (subject to adjustment pursuant to the Purchase Modification) is due August 9, 2000 (or earlier in the event of certain securities offerings, or under certain circumstances) if revenues during the 12 months ending June 30, 2000 exceed $150,000,000, which will also be added to leasehold rights when and if paid. If a default occurs on any one or more of the above obligations, after the expiration of all applicable cure periods with respect to any of the above, all of the liabilities become due and payable. In order to meet the terms of the above obligations, specifically the Subordinated Note, the Company expects that it will be necessary to seek outside financing through an offering of debt or equity securities or similar outside financing arrangement. There can be no assurance, however, that such financing will be available to the Company or, if available, on terms favorable to the Company. In addition, Unison is required to meet a series of financial covenants and conditions related to existing leases and financing assumed with the BritWill Acquisition, including maintenance of specified operating ratios, levels of working capital and net worth. At March 31, 1996, the Company was in compliance with these covenants.

     In March 1996, Unison refinanced its existing revolving credit lines with a new $10,000,000 revolving credit facility. Borrowings under the credit facility bear interest at the prime rate plus 2% (10.5% at March 31, 1996) and are secured by the Company's eligible accounts receivable. At March 31, 1996, borrowings under this credit facility amounted to $7,631,000. Unison also executed an unsecured promissory note with a lessor in the amount of $3,500,000 with interest payable at 10.25%. The note is guaranteed by Jerry M. Walker, the Company's President. In May 1996, Unison executed a promissory note payable to the agent for the Former BritWill Shareholders in the amount of $1,000,000. Interest is payable at 12.0% and the note is due on demand after 30 days from issuance. Unison also entered into an agreement allowing the Company to lease equipment in the aggregate amount of $921,000. The lease term is for three years and the effective interest rate is 11.47%.

     Unison intends to finance a substantial portion of its growth through sale/leaseback transactions with REITs, financial institutions and private and other investors. Approximately $5,000,000 of the proceeds from the IPO were not designated and were used for acquisitions, working capital and repayment of debt. Continued expansion and the repayment of the $11,500,000 contingent payment and Subordinated Note in August 2000 will likely require a substantial, additional public or private placement of equity or debt securities. To a limited extent, the Company may make use of traditional long-term debt, including publicly issued debt, to finance development. The Company will continue to require new sources of working capital as acquisitions are completed and the Company continues to expand its existing business. The Company is currently negotiating with several lenders to increase the availability of working capital for continuing operations, to fund acquisitions and to decrease the cost of existing borrowings. There can be no assurance that any such financing will be available to the Company or, if available, that the terms will be acceptable to the Company. If the Company is unable to obtain such financing on acceptable terms, it may be unable to achieve its growth and development goals.

     On March 21, 1995, BritWill received an erroneous overpayment of Medicaid reimbursement at its Wellington Manor facility in Indianapolis, Indiana. The overpayment, which was received from the Indiana fiscal intermediary, was in the amount of approximately $4,300,000. Upon inquiry to the fiscal intermediary, BritWill was advised to retain the overpayment and that the intermediary would apply the overpayment as an advance against future monthly Medicaid reimbursement to Wellington Manor until such time as the amount of the overpayment was recovered in full. BritWill and the State entered into a settlement agreement on September 25, 1995 in which the parties agreed to a deferred recovery of the overpayment. In April 1996, Unison reached an agreement with the State of Indiana for the repayment of the remaining $3,700,000 balance by which (i) Unison paid $1,100,000 to Indiana in April 1996; (ii) Indiana will withhold a retroactive rate increase due to Unison in the amount of approximately $740,000; (iii) Medicaid reimbursement payments with respect to five of Unison's facilities in Indiana will offset the amount due to the State for the months of May through July 1996; and (iv) the unpaid balance will be due in full in August 1996. From September 25, 1995 to March 25, 1996, interest accrued on the outstanding balance of the advance at 12%. From March 25, 1996 forward, interest is payable at 14%.

     In January 1996, Unison acquired an institutional pharmacy in Indiana for $200,000 in cash and a note in the amount of $400,000.

     On March 28, 1996, the Company entered into a definitive purchase and sale agreement for the acquisition, effective as of February 1, 1996, of 90% of the outstanding common stock of Sunbelt Therapy. In consideration for the stock of Sunbelt Therapy, Unison paid $800,000 in cash, issued term notes for $1,000,000 in the aggregate (the "Notes") and issued subordinated convertible debentures totaling $1,800,000 (the "Debentures"). In addition, contingent payments will be due if specified pretax income targets are achieved. The Notes and Debentures bear interest at 10%, payable quarterly beginning May 1, 1996, and are convertible into Unison common stock at the option of the holder at a conversion price equal to the average closing price (85% of the average closing price with respect to the Notes) of Unison's common stock for the 20-day trading period preceding the date of conversion. The Notes mature in equal principal amounts on February 1, 1997 and 1998, and the Debentures mature in equal principal amounts on February 1, 1997, 1998 and 1999.

                          PART II.  OTHER INFORMATION

Items 1 - 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits:

          See Exhibit Index following the Signatures page, which index is incorporated herein by reference.

     (B) Reports filed on Form 8-K:

         During the quarter ended March 31, 1996, Unison filed a Current Report on Form 8-K dated March 28, 1996. The Form 8-K was filed in connection with the acquisition, through a wholly owned subsidiary of the Company ("Sunbelt Therapy"), of 90% of the stock of four rehabilitation therapy service centers. No financial statements were filed with the Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNISON HEALTHCARE CORPORATION
                                                    (Registrant)

Date: May 15, 1996                                /s/ CRAIG R. CLARK
                                          --------------------------------------
                                                      Craig R. Clark
                                               Executive Vice President and
                                                 Chief Financial Officer

                                                  /s/ PAUL J. CONTRIS
                                          --------------------------------------
                                                     Paul J. Contris
                                                 Executive Vice President
                                                  Finance and Principal
                                                    Accounting Officer