Form 10-Q
period 1996-09-30
UNISON HEALTHCARE CORP
filed 1996-11-14
CIK 1001769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

     AS OF NOVEMBER 1, 1996 THERE WERE 6,044,371 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
                                 PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995....................................................      3
          Condensed Consolidated Statements of Operations
            for the Three Months and Nine Months Ended September 30, 1996 and 1995...      4
          Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1996 and 1995........................      5
          Notes to Condensed Consolidated Financial Statements.......................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................      9
                                   PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings..........................................................
Item 6.   Exhibits and Reports on Form 8-K...........................................     15
          Signature..................................................................     16
          Exhibit Index..............................................................     17
NOTE:     Items 2 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       DECEMBER 31,
                                                                                           1995
                                                                     SEPTEMBER 30,     ------------
                                                                         1996
                                                                     -------------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................     $   812          $  6,097
  Accounts receivable -- patient, less allowance for doubtful accounts of $874 at September 30, 1996 and $709 at December
     31, 1995......................................................      23,728            14,771
  Accounts receivable -- other, less allowance for doubtful
     accounts of $74 at September 30, 1996 and December 31, 1995...       1,331             1,852
  Prepaid expenses and other current assets........................       3,444             2,245
                                                                        -------           -------
     Total current assets..........................................      29,315            24,965
Lease operating rights and other assets, net.......................      39,499            38,902
Goodwill, net......................................................      11,124             7,473
Property and equipment, net........................................       6,274             3,002
Security deposits..................................................       3,303             3,189
                                                                        -------           -------
                                                                        $89,515          $ 77,531
                                                                        =======           =======
                                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit...................................................     $    --          $    789
  Accounts payable.................................................       8,259             9,437
  Accrued expenses.................................................       9,858             8,785
  Notes payable and current portion of long-term debt due to
     affiliates....................................................       2,091             5,824
  Current portion of other notes and long-term debt................         802               636
  Deferred taxes...................................................         720               703
                                                                        -------           -------
     Total current liabilities.....................................      21,730            26,174
Line of credit.....................................................       9,751                --
Notes payable and long-term debt due to affiliates.................      12,459            13,691
Other notes payable and long-term debt.............................      10,778             4,693
Deferred taxes.....................................................       8,370             8,173
Leasehold liability, net...........................................       4,481             4,621
Other long-term liabilities........................................         181               294
                                                                        -------           -------
     Total liabilities.............................................      67,750            57,646
                                                                        -------           -------
Stockholders' equity:
  Common stock, $.001 par value; 10,000,000 shares authorized;
     3,994,937 and 3,673,748 issued and outstanding at
     September 30, 1996 and December 31, 1995......................           3                 2
  Additional paid-in capital.......................................      21,964            20,091
  Accumulated deficit..............................................         (94)             (208)
  Unearned compensation............................................        (108)               --
                                                                        -------           -------
     Total stockholders' equity....................................      21,765            19,885
                                                                        -------           -------
                                                                        $89,515          $ 77,531
                                                                        =======           =======

     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                -----------------------     -----------------------
                                                  1996          1995          1996          1995
                                                ---------     ---------     ---------     ---------
                                                      (UNAUDITED)                 (UNAUDITED)
Net operating revenues........................  $  37,592     $  20,053     $ 102,589     $  33,497
Expenses:
  Wages and related...........................     19,492        10,146        51,939        17,632
  Other operating.............................     12,604         6,896        33,776        11,483
  Rent........................................      3,875         2,191        10,528         3,342
  Interest....................................        905           587         2,357           770
  Depreciation and amortization...............        607           449         1,661           537
  Provision for loss on disposition of
     facilities...............................      2,000            --         2,000            --
                                                ---------     ---------     ---------     ---------
     Total expenses...........................     39,483        20,269       102,261        33,764
                                                ---------     ---------     ---------     ---------
Income (loss) before income taxes.............     (1,891)         (215)          328          (267)
Income tax expense (benefit)..................       (718)          (31)          214           (30)
                                                ---------     ---------     ---------     ---------
Net income (loss).............................  $  (1,173)    $    (184)    $     114     $    (237)
                                                =========     =========     =========     =========
Net income (loss) per share:
  Primary.....................................      $(.29)        $(.15)         $.03         $(.19)
  Fully diluted...............................       (.29)         (.15)          .03          (.19)
Shares used in per share calculation:
  Primary.....................................  4,113,312     1,266,164     4,084,156     1,266,164
  Fully diluted...............................  4,113,312     1,266,164     4,100,967     1,266,164

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ------------------------
                                                                          1996           1995
                                                                       -----------     --------
                                                                             (UNAUDITED)
Net cash provided by (used in) operating activities (including
  changes in all operating assets and liabilities)...................    $(6,844)      $  2,012
                                                                          ------         ------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements...................     (3,001)          (673)
  Increase in intangibles and other assets...........................     (1,461)          (229)
  (Increase) decrease in lease deposits..............................       (114)            33
  Acquisitions.......................................................       (932)           394
                                                                          ------         ------
     Net cash used in investing activities...........................     (5,508)          (475)
                                                                          ------         ------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of credit.........      8,962           (950)
  Proceeds from long-term debt.......................................     10,136         22,337
  Payments of principal on long-term debt............................    (12,077)       (21,891)
  Proceeds from exercise of stock options............................         46             --
                                                                          ------         ------
     Net cash provided by (used in) financing activities.............      7,067           (504)
                                                                          ------         ------
Net increase (decrease) in cash......................................     (5,285)         1,033
Cash and cash equivalents at beginning of period.....................      6,097            118
                                                                          ------         ------
Cash and cash equivalents at end of period...........................    $   812       $  1,151
                                                                          ======         ======
Supplemental disclosures:
Cash paid for:
  Interest...........................................................    $ 1,538       $    750
  Income taxes.......................................................         --             --
Acquisitions:
  Increase in assets.................................................      5,031         58,469
  Liabilities assumed and incurred...................................      4,031         59,421
Conversion of debenture into shares of common stock..................      1,714             --
Equipment purchased under capital lease..............................        648             --
Common stock warrants issued.........................................         --        150,000

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, contains all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of Unison HealthCare Corporation and its subsidiaries ("Unison" or the "Company") as of and for the periods indicated. Unison presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Unison's most recent annual report to stockholders have been omitted. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

2. Unison receives management fees for the management of long-term care facilities on behalf of the owners. Net operating revenues include management fees amounting to $187,000, $744,000, $412,000 and $1,348,000 for the three months and nine months ended September 30, 1996 and 1995, respectively.

3. The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $155,000, $476,000, $37,000 and $87,000 for the three months and nine months ended September 30, 1996 and 1995, respectively.

4. In August 1995, Unison acquired BritWill HealthCare Company ("BritWill"), a long-term care company operating 28 facilities in Texas and Indiana. The transaction was accounted for as a purchase.

   On March 28, 1996, Unison entered into a definitive purchase and sale agreement for the acquisition, effective February 1, 1996, of 90% of the common stock of four rehabilitation therapy centers (collectively, "Sunbelt Therapy"). In consideration for the stock of Sunbelt Therapy, Unison paid $800,000 in cash, issued term notes for $1,000,000 in the aggregate (the "Notes") and issued subordinated convertible debentures totaling $1,800,000 (the "Debentures"). In addition, contingent payments will be due if specified pretax income targets are achieved, and Unison is required to purchase the remaining 10% of the Sunbelt Therapy stock in 1998 at a formula price based on 1997 operating results. The Notes and Debentures bear interest at 10%, payable quarterly beginning May 1, 1996, and are convertible into Unison common stock at the option of the holder at a conversion price equal to the average closing price (85% of the average closing price with respect to the Notes) of Unison's common stock for the 20-day trading period preceding the date of conversion. The Notes mature in equal principal amounts on February 1, 1997 and 1998, and the Debentures mature in equal principal amounts on February 1, 1997, 1998 and 1999. The transaction was accounted for as a purchase.

   In January 1996, Unison acquired an institutional pharmacy in Indiana. In consideration for the $600,000 purchase price, the Company paid cash in the amount of $200,000 and issued a note payable amounting to $400,000. On October 1, 1996, Unison acquired an institutional pharmacy in Texas for a cash purchase price of $200,000. The acquisitions were accounted for as purchases. Had these transactions occurred as of January 1, 1995, the effect on Unison's pro forma results of operations for the three and nine months ended September 30, 1996 and 1995 would have been immaterial.

   Effective August 1, 1996, Unison acquired the leasehold rights to two skilled nursing facilities located in the State of Washington with an aggregate of 222 beds. These facilities were previously operated by Unison under a management contract.

   On October 31, 1996, Unison, through a newly formed wholly owned subsidiary, completed a merger with American Professional Holding, Inc. ("Ampro") in which the outstanding shares of Ampro Common Stock were converted into the right to receive 521,000 shares of Unison Common Stock. Unison also completed a merger with Memphis Clinical Laboratory, Inc. ("Memphis") in which three shareholders who owned approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of Unison Common Stock and the holder of the remaining shares of Memphis received cash in the

                         UNISON HEALTHCARE CORPORATION
   amount of $237,000 and a promissory note in the amount of $250,000. The Ampro and Memphis mergers comprised a single, overall transaction that will be accounted for as a pooling of interests.

   On October 31, 1996, the Company completed the acquisition by merger of Signature Health Care Corporation ("Signature Health Care") and four affiliated companies, Douglas Manor, Inc. ("Douglas"), Safford Care, Inc. ("Safford"), Arkansas, Inc. ("Arkansas"), and Cornerstone, Inc. ("Cornerstone" and collectively with Signature Health Care, Douglas, Safford and Arkansas, "Signature"). Signature operates 13 long-term care facilities in Colorado and Arizona. Outstanding shares of Signature were converted into the right to receive cash and promissory notes totaling approximately $38,200,000 and 1,509,434 shares of Unison's Common Stock. In connection with the Signature Acquisition, Unison also acquired all of the outstanding stock of RehabWest, Inc. a related rehabilitation services company, for a cash purchase price of $5,350,000 after a pre-sale distribution by RehabWest of approximately $750,000. These acquisitions will be accounted for as purchases.

   On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance. The plan includes the disposition of seven nursing facilities (the "Disposition Facilities"), two of which are closed, which do not meet Unison's operational or financial criteria. The aggregate number of licensed beds related to the facilities currently in operation totals 565. Unison recorded a nonrecurring charge in the quarter ended September 30, 1996 in the amount of $4,000,000 comprised of (i) $2,000,000 to establish reserves for costs to dispose of the Disposition Facilities (primarily lease subsidies) and (ii) $2,000,000 to establish reserves for potentially uncollectible third-party payor settlements. Results of operations of the Disposition Facilities were as follows (in thousands):

                                                        THREE MONTHS
                                                            ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                      -----------------     -------------------
                                                       1996       1995       1996        1995
                                                      ------     ------     -------     -------
   Revenues.........................................  $3,234     $3,767     $10,131     $11,055
   Net income (loss)................................    (396)       (89)       (891)         77

   Summarized below are the unaudited pro forma consolidated results of operations of Unison for the periods indicated, assuming the acquisitions and dispositions described above and the private placement of the Senior Notes described in Note 5 were consummated as of January 1, 1995. The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions occurred at January 1, 1995 or of results which may occur in the future.

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                -------------------     ---------------------
                                                 1996        1995         1996         1995
                                                -------     -------     --------     --------
                                                  (IN THOUSANDS)           (IN THOUSANDS)
    Revenues..................................  $50,443     $37,964     $140,736     $100,659
    Net income (loss).........................     (652)     (1,195)        (395)      (1,590)
    Net income per share......................    $(.11)      $(.36)       $(.06)       $(.48)

5. On October 31, 1996, Unison completed the private placement of $100,000,000 of 12 1/4% Senior Notes Due 2006 (the "Senior Notes"). The net proceeds to Unison in the amount of $96,500,000 were used to complete the acquisitions of Signature and RehabWest and repay certain debt and contingent obligations; excess proceeds will be used for general corporate purposes including future acquisitions and working capital.

   In March 1996, Unison replaced its revolving lines of credit with a new $10,000,000 revolving credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0% (10.25% at September 30, 1996), mature in 1998 and are secured by the Company's eligible accounts receivable. The credit agreement requires Unison to comply with certain financial and operational covenants including limitations on additional borrowings and sales of assets and alteration of the existing capital structure.

                         UNISON HEALTHCARE CORPORATION

   Unison also executed promissory notes with a lessor in the aggregate amount of $4,000,000 with interest at 10.25% to 10.75%. In May 1996, Unison executed a promissory note payable to the agent for the former holders of BritWill stock immediately prior to the acquisition of BritWill in the amount of $1,000,000. Interest is payable at 12.0% and the note is due on demand after 30 days from issuance. Outstanding balances under each of these credit facilities were repaid with the proceeds from the Senior Notes.

   In August 1996, Unison entered into a short-term loan agreement with Imperial Bank providing for up to $7,500,000 of borrowings (the "Imperial Loan") and drew $5,000,000 of this amount. The remaining $2,500,000 was drawn in October 1996. Unison issued stock purchase warrants for an aggregate of 300,464 shares in conjunction with the Imperial Loan. In August 1996, Unison also delivered to one of its suppliers a $771,000 promissory note (the "Red Line Note") issued in satisfaction of certain accounts payable. Both the Imperial Loan and the Red Line Note were repaid with the proceeds from the Senior Notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unison's statements regarding its potential for growth and liquidity and capital resources are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are based on the assumptions set forth in this discussion and analysis of financial condition and results of operations. While the Company believes that such assumptions are reasonable, any of such assumptions could prove to be inaccurate. Important factors which could cause actual growth and liquidity and capital resources to vary from the discussion herein are set forth in such discussions and include without limitation the factors discussed in "Item 1 -- Business" in Unison's Annual Report on Form 10-K for the year ended December 31, 1995 and "Risk Factors" in the Company's Prospectus filed as part of the registration statement on Form S-4 (File No. 333-12263), as well as those factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related notes thereto.

RECENT ACQUISITIONS AND PENDING DISPOSITIONS

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

     Effective August 1, 1996, Unison acquired the leasehold rights to two skilled nursing facilities located in the State of Washington with an aggregate of 222 beds. These facilities were previously operated by Unison under a management contract.

     On October 31, 1996, Unison, through a newly formed wholly owned subsidiary, completed a merger with American Professional Holding, Inc. ("Ampro"). In the merger, the outstanding shares of Ampro Common Stock were converted into the right to receive 521,000 shares of Unison Common Stock. Unison also completed a merger with Memphis Clinical Laboratory, Inc. ("Memphis"). In the merger, three shareholders who own approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of Unison Common Stock and the holder of the remaining shares of Memphis received cash in the amount of $237,000 and a promissory note in the amount of $250,000. The mergers comprised a single, overall transaction that will be accounted for as a pooling of interests.

     On October 31, 1996, the Company completed the acquisition by merger of Signature Health Care Corporation ("Signature Health Care") and four affiliated companies, Douglas Manor, Inc. ("Douglas"), Safford Care, Inc. ("Safford"), Arkansas, Inc. ("Arkansas"), and Cornerstone, Inc. ("Cornerstone" and collectively with Signature Health Care, Douglas, Safford and Arkansas, "Signature") (the "Signature Acquisition"). Signature operates 13 long-term care facilities in Colorado and Arizona. Outstanding shares of Signature were converted into the right to receive cash and promissory notes equal to approximately $38,200,000 and 1,509,434 shares of Unison Common Stock. In connection with the Signature Acquisition, Unison also acquired all of the outstanding stock of RehabWest, Inc. ("RehabWest") a related rehabilitation services company, for a cash purchase price of $5,350,000 after a pre-sale distribution by RehabWest of approximately $750,000. These acquisitions will be accounted for as purchases. See Note 4 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table summarizes selected operating statistics.

                                                                      AT SEPTEMBER 30,
                                                                      ----------------
                                                                      1996       1995
                                                                      -----      -----
        Leased Facilities:
          Number of facilities......................................     46         41
          Number of licensed beds:
             Long-term care.........................................  4,196      3,516
             Assisted and independent living........................    134        112
        Managed Facilities:
          Number of facilities......................................      5          9
          Number of licensed beds...................................    532        958
        Institutional Pharmacies:
          Number of outlets.........................................      2         --
          Nonaffiliated facilities served...........................     32          7
        Therapy locations:
          Nonaffiliated entities served.............................     44         --

     The following table identifies the Company's sources of net operating revenues.

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                               ------------------     -------------------
                                                1996        1995       1996        1995
                                               -------     ------     -------     -------
        Percentage of total revenues:
          Long-term care.....................     86.4%      99.0%       88.4%       99.2%
          Therapy contracts..................      7.7         --         6.0          --
          Pharmacies.........................      4.8         .6         4.4          .4
          Medicare Part B billing and
             supply..........................      1.1         .4         1.2          .4
                                               -------     ------     -------     -------
                  Total......................    100.0%     100.0%      100.0%      100.0%
                                               =======     ======     =======     =======
        Patient days.........................  307,648     865,613    219,968     353,866

     Unison's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement systems and rates among the payor categories, payor mix and the scope and utilization of the Company's ancillary services. Medicare patients generate the highest revenue per patient day, although profitability is not always increased due to the additional costs associated with the higher level of care required by such patients. In general, private pay sources are more profitable to the Company than governmental reimbursement sources. Unison generally derives a higher profit margin from ancillary services than from basic nursing services.

     Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below (long-term care only).

                                                                NET PATIENT REVENUES
                                                        -------------------------------------
                                                         THREE MONTHS           NINE MONTHS
                                                             ENDED                 ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                        ---------------       ---------------
                                                        1996       1995       1996       1995
                                                        ----       ----       ----       ----
    Medicaid........................................    45.1%      52.2%      49.2%      54.1%
    Medicare........................................    40.4       28.0       35.5       26.2
    Private and other...............................    14.5       19.8       15.3       19.7

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     In the 1996 third quarter ended September 30, 1996, Unison realized a net loss of $1,173,000 compared to a net loss of $184,000 in the prior year quarter. Loss before taxes amounted to $1,891,000 in the current quarter compared to $215,000 in the prior year. Included in the pretax loss in the current quarter is the $4,000,000 nonrecurring charge related to the Disposition Facilities and write-off of potentially uncollectible third party payor settlements.

     Net operating revenues were $37,592,000 in the 1996 third quarter compared to $20,053,000 in the prior year quarter. The increase in net operating revenues is primarily attributable to (i) the increase in the number of leased facilities operated, including the acquisition of 28 facilities with the BritWill Acquisition on August 10, 1995; (ii) the acquisitions of institutional pharmacies and Sunbelt Therapy, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities; and (iii) the increase in Unison's revenue quality mix to 54.9% for the three months ended September 30, 1996 compared to 47.8% in the prior year period.

     Wages and related expense increased from $10,146,000 in the 1995 third quarter to $19,492,000 in the current quarter due primarily to the increase in the number of leased facilities operated. Wages and related expense as a percentage of revenues increased from 50.6% in the 1995 third quarter to 51.9% in the 1996 third quarter.

     Other operating expenses increased from $6,896,000 in the 1995 third quarter to $12,604,000 in the 1996 third quarter. The increase is due primarily to acquisitions. Other operating expenses as a percentage of revenues amounted to 33.5% in the current quarter compared to 34.4% in the 1995 third quarter.

     Rent expense increased from $2,191,000 in the 1995 third quarter to $3,875,000 in the current quarter. The increase is due primarily to the increase in the number of leased facilities operated. Rent expense as a percentage of revenues increased from 10.9% in the 1995 period to 10.3% in the current quarter.

     Interest expense amounted to $905,000 in the current quarter compared to $587,000 in the 1995 third quarter. The increase is the result of debt incurred and assumed in connection with acquisitions as well as increases in borrowings under lines of credit, partially offset by modifications of the terms of the BritWill Acquisition that reduced interest expense but increased contingent purchase price obligations. See "-- Liquidity and Capital Resources." Interest expense as a percentage of revenues decreased from 2.9% in the 1995 third quarter to 2.4% in the current period.

     Depreciation and amortization expense increased from $449,000 in the third quarter of 1995 to $607,000 in the current quarter. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions. Depreciation and amortization expense as a percentage of revenues decreased from 2.2% in the 1995 third quarter to 1.6% in the current quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     In the nine months ended September 30, 1996, Unison realized net income of $114,000 compared to a loss of $237,000 in the prior year period. Income before taxes amounted to $328,000 in the current period compared to a loss of $267,000 in the prior year. Included in the pretax income calculation in the current nine-month period is the $4,000,000 nonrecurring charge related to the Disposition Facilities and write-off of potentially uncollectible third-party payor settlements.

     Net operating revenues were $102,589,000 in the 1996 period compared to $33,497,000 in the prior year. The increase in net operating revenues is primarily attributable to (i) the increase in the number of leased facilities operated, including the acquisition of 28 facilities with the BritWill Acquisition on August 10, 1995; (ii) the acquisitions of institutional pharmacies and Sunbelt Therapy, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities; and (iii) the increase in Unison's quality mix to 50.8% for the nine months ended September 30, 1996 compared to 45.9% in the prior year period.

     Wages and related expense increased from $17,632,000 for the first nine months of 1995 to $51,939,000 in the nine months ended September 30, 1996 due primarily to the increase in the number of leased facilities operated. Wages and related expense as a percentage of revenues decreased from 52.6% for the first nine months of 1995 to 50.6% in the 1996 period.

     Other operating expenses increased from $11,483,000 to $33,776,000 in the 1996 period. The increase is due primarily to acquisitions. Other operating expenses as a percentage of revenues amounted to 32.9% in 1996 compared to 34.3% in the 1995 period.

     Rent expense increased from $3,342,000 in the 1995 period to $10,528,000 in the current period. The increase is due primarily to the increase in the number of leased facilities operated, including the addition of the 28 facilities acquired in connection with the BritWill Acquisition on August 10, 1995. Rent expense as a percentage of revenues increased from 10.0% in 1995 to 10.3% in the current period.

     Interest expense amounted to $2,357,000 in the current period compared to $770,000 in the prior year period. The increase is the result of debt incurred and assumed in connection with acquisitions as well as increases in borrowings under lines of credit. See "-- Liquidity and Capital Resources." Interest expense as a percentage of revenues remained constant at 2.3% in both the 1995 period and in the current year period. Interest expense in 1996 was impacted by the modification of the BritWill purchase agreement and the related subordinated note payable to the former BritWill shareholders as described in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Unison's annual report on Form 10-K for the year ended December 31, 1995.

     Depreciation and amortization expense increased from $537,000 in 1995 to $1,661,000 in the current period. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions. Depreciation and amortization expense as a percentage of revenues was 1.6% in both the 1995 period and in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, Unison had $812,000 in cash compared to $6,097,000 at December 31, 1995. The Company had working capital of $7,585,000 at September 30, 1996 compared to a working capital deficit at December 31, 1995 amounting to $1,209,000.

     Cash used in operations in the nine months ended September 30, 1996 amounted to $6,844,000 compared to cash provided amounting to $2,012,000 in the prior year period. The change is due primarily to fluctuations in current assets and liabilities. Of this increase in the use of cash, $2,515,000 is the result of a change in the Company's accounts receivable-backed credit facility. In March 1996, the agreement to sell accounts receivable was replaced with a line of credit secured by eligible accounts receivable. As a result, accounts receivable at September 30, 1996 include amounts which, under the sales agreement, would have been deducted from the accounts receivable balance.

     Net cash used in investing activities amounted to $5,508,000 in the 1996 period compared to $475,000 in the prior year period. In 1996, capital expenditures amounted to $3,001,000 compared to $673,000 in the prior year period. Expenditures for acquisitions, net of cash acquired, amounted to $932,000 in the current period and increases in intangible and other assets totaled $1,461,000.

     Net cash provided by financing activities amounted to $7,067,000 compared to $504,000 used in the prior year period.

     On October 31, 1996, Unison completed the private placement of $100,000,000 of 12 1/4% Senior Notes Due 2006 (the "Senior Notes"). The net proceeds to Unison in the amount of $96,500,000 were used to complete the acquisitions of Signature and RehabWest and prepay certain debt obligations. Excess proceeds will be used (i) to repay the $8,000,000 subordinated note to the former BritWill shareholders in January 1997; (ii) to repay $1,750,000 of the lump sum contingent obligation due to the former BritWill shareholders in January 1997; (iii) to repay certain other debt obligations and (iv) the approximately $15,000,000 of remaining proceeds will be used for general corporate purposes including future acquisitions and working capital.

     After the sale of the Senior Notes and application of the net proceeds thereof as described, Unison's remaining obligations associated with the BritWill Acquisition will include: (i) scheduled contingent monthly payments through August 2000 of $98,854 to $166,376 (contingent upon revenue targets that, in light of the recent acquisitions, are likely to be achieved, and subject to reduction or elimination of future payment obligations upon early payment of the Lump Sum Contingent Obligation described below); and (ii) a remaining contingent payment of $8,146,000 (the "Lump Sum Contingent Obligation") due on the earlier of a sale by Unison of debt or equity securities exceeding $10,000,000 million following the issuance of the Senior Notes or August 9, 2000 (contingent, unless paid earlier, upon revenues during the 12 months ending June 30, 2000 exceeding $150,000,000).

     Unison's outstanding long-term indebtedness and other obligations and its minimum annual commitments for leaseholds, debt service and other fixed obligations are expected to be as follows (in thousands):

                                                  LONG-TERM     OPERATING     CONTINGENT        TOTAL
                                                    DEBT         LEASES        PAYMENTS      OBLIGATIONS
                                                  ---------     ---------     ----------     -----------
Year ending December 31,
     1997.......................................  $     563      $11,449        $1,367        $  13,379
     1998.......................................        847       11,546         1,494           13,887
     1999.......................................        499       11,539         1,781           13,819
     2000.......................................        317       11,057         9,477           20,851
     2001.......................................        392       10,683            --           11,075
  Thereafter....................................    117,214       69,420            --          186,634

     To the extent that existing resources and future cash generated from operations are insufficient to fund its activities and to repay its fixed and contingent obligations, either near term or in future years, Unison will need to raise additional funds through debt or equity financings. There can be no assurance that such financings will be available, or if available, that necessary financing will be available on terms favorable to the Company and its shareholders.

     Unison finances its working capital needs out of its operating cash flows and under a $10,000,000 revolving credit facility. Unison also has a $1,000,000 credit facility from the same lender to finance the working capital needs of its ancillary businesses, which Unison expects to refinance during the fourth quarter of 1996 with a new line of credit for its ancillary businesses. At September 30, 1996, borrowings under these credit facilities amounted to $9,751,000 with interest payable at 10.25%. Unison repaid its outstanding borrowings under these facilities with a portion of the proceeds of the Senior Notes and availability under these lines of credit totals $10,000,000 in the aggregate.

     Unison's working capital lender recently advised Unison that it believed that certain defaults had occurred respecting the application of cash collateral and certain borrowing base calculations. Unison and such lender entered into an Amendment No. 3 to Loan and Security Agreement dated as of October 7, 1996, pursuant to which they agreed that (i) Unison would pay a $200,000 waiver fee (since paid), (ii) Unison will have no right to terminate the facility prior to January 2, 1997, and (iii) Unison will pay a termination fee (or a management fee in lieu of a termination fee) of $500,000 upon the earlier of termination of the facility or March 14, 1997. The Lender agreed that the facility would remain in place at Unison's option until May 26, 1998.

     Unison expects to take a number of steps that it believes will strengthen its balance sheet and provide for Unison's working capital needs and future growth. As part of this, Unison intends to refinance its working capital facilities with a working capital and acquisition bank facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of, which relates to the Disposition Facilities. See "-- Recent Acquisitions and Pending Dispositions."

                          PART II.  OTHER INFORMATION

Items 2 - 5 are not applicable.

ITEM 1.  LEGAL PROCEEDINGS

     Unison has received a complaint filed on October 22, 1996 in the Texas state district court by RehabWorks, Inc. ("RehabWorks") a therapy services provider, based on allegations that Unison breached a non-solicitation covenant in a contract with RehabWorks and tortiously interfered with RehabWorks' employment relationship with several of its former employees. RehabWorks also claims that Unison is past due with respect to payment of fees owed the therapy services provider in the amount of approximately $875,000 plus interest. The complaint seeks injunctive relief plus a judgment for the unpaid fees, alleged compensatory damages of not less than $1,500,000 and exemplary damages of not less than $2,250,000, plus interest and attorneys' fees. Unison acknowledges that it owes approximately $800,000 for fees, but believes that the other claims are without merit and intends to respond accordingly.

     Unison is also a defendant in a number of suits arising out of a fatal traffic accident involving a Unison employee while on the job. Unison believes that substantially all of its costs and liabilities arising from the accident will be covered by insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits:

          See Exhibit Index following the Signature page, which index is incorporated herein by reference.

     (B) Reports filed on Form 8-K:

     Unison filed the following reports on Form 8-K during the quarter ended September 30, 1996:

        DATE OF REPORT                  ITEM REPORTED             FINANCIAL STATEMENTS FILED
------------------------------  ------------------------------  ------------------------------
July 3, 1996..................  Item 5, Other                   Not Applicable.
                                Events -- Describing
                                agreements to acquire American
                                Professional Holding, Inc. and
                                Memphis Clinical Laboratory,
                                Inc. by merger.
August 1, 1996................  Item 2,                         Audited Financial Statements
(with amendment)                Acquisition -- Describing the   of Franciscan Health Care
                                acquisition by lease of the     Centers at Enumclaw and Walla
                                Franciscan Health Care Centers  Walla, including balance
                                at Enumclaw and Walla Walla.    sheets at June 30, 1995 and
                                                                1996 and related statements of
                                                                operations and changes in net
                                                                assets, and cash flows for
                                                                each of the three years in the
                                                                period ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNISON HEALTHCARE CORPORATION
                                                    (Registrant)

Date: November 14, 1996                           /s/ CRAIG R. CLARK

                                          --------------------------------------
                                                      Craig R. Clark
                                               Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------        -----------------------------------------------------------------------
11       --   Statement Re: Computation of per share earnings for the three months and nine months ended September 30, 1996 and 1995......................
27       --   Financial Data Schedule (included only in the EDGAR filing)............