Form 10-K
period 1996-12-31
UNISON HEALTHCARE CORP
filed 1997-05-29
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27374

                         UNISON HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     86-0684011
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                   8800 NORTH GAINEY CENTER DRIVE, SUITE 245
                              SCOTTSDALE, AZ 85258
                                 (602) 423-1954
                                FORMER ADDRESS:
                     7272 E. INDIAN SCHOOL ROAD, SUITE 214
                              SCOTTSDALE, AZ 85251
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                    Common Stock, Par Value $0.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1997, there were 6,422,096 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on March 28, 1996, was approximately $9,539,685. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                               TABLE OF CONTENTS

                        1996 ANNUAL REPORT ON FORM 10-K

                         UNISON HEALTHCARE CORPORATION

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................   13
Item 3.    Legal Proceedings............................................................   15
Item 4.    Submission of Matters to a Vote of Security Holders..........................   16

                                           PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   17
Item 6.    Selected Financial Data......................................................   17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................   19
Item 8.    Financial Statements and Supplementary Data..................................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................   30

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   31
Item 11.   Executive Compensation.......................................................   33
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   38
Item 13.   Certain Relationships and Related Transactions...............................   39

                                           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   42

                                     PART I

     Certain statements contained in this Annual Report, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include limitations on the Company's access to debt or equity financing in light of recent losses and cash flow shortfalls, adverse uninsured determinations in existing or future litigation or regulatory proceedings, health care statutory or regulatory changes which disfavor the types of care delivered by the Company and a reversal of the current limitations in the supply of long-term care facilities. Important factors which could cause results to vary also include the factors discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

ITEM 1.  BUSINESS

     As used herein, (i) the "Completed Acquisitions" means acquisitions completed from January 1, 1995 through December 31, 1996 including (among others) the acquisition of Signature Health Care Corporation and four affiliated companies ("Signature") on October 31, 1996 (the "Signature Acquisition") and the acquisition of American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro") on October 31, 1996 (the "Ampro Acquisition"); and (ii) the "Dispositions" means the disposition of four nursing facilities that were subleased to an unrelated party on March 1, 1997 and the planned disposition of four additional nursing facilities, one of which is not currently in operation (the "Disposition Facilities"). See "-- Acquisitions."

INTRODUCTION

     Unison is a leading provider of comprehensive long-term and specialty healthcare services. As of March 31, 1997, after giving effect to the Dispositions, Unison ranks as one of the 25 largest long-term care operators in the United States, operating facilities in 12 states clustered in the Midwest, Southwest and Southeast. These facilities include 47 long-term and specialty care facilities with 4,671 licensed beds and eight independent or assisted living facilities with 315 units. Unison seeks to operate its businesses as an interrelated network of services to provide a full continuum of cost-effective long-term and specialty healthcare.

     Unison's healthcare services include both traditional long-term care services and higher margin specialized healthcare, such as rehabilitation, infusion and respiratory therapy. Unison also has recently expanded its role as a medical supplier, both to its facilities and to non-affiliated facilities, of pharmaceutical services, rehabilitation and therapy services, medical supplies and laboratory testing.

INDUSTRY OVERVIEW

     Unison believes there will continue to be significant business opportunities to provide healthcare services to long-term care residents in non-hospital settings, including both long-term care facilities and assisted or independent living facilities. Certain factors that contribute to this growth potential are described below.

     Industry Consolidation. The long-term care industry is highly fragmented. There are approximately 16,000 long-term care facilities in the United States which contain a total of approximately 1.6 million licensed beds. The 35 largest long-term care providers operate approximately 4,000 facilities comprising approximately 450,000 licensed beds, or 28% of the industry total. Recently, the long-term care industry has been subject to competitive pressures and uncertainty with regard to future changes in governmental regulations, which have resulted in a trend toward consolidation, especially of smaller, local operators into larger, more established regional or national providers. The increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated and potentially volatile reimbursement systems have resulted in the consolidation of operators who lack sophisticated management information systems, operating efficiencies and financial resources to compete effectively. Unison believes that this trend toward consolidation will continue. See "-- Business Strategy."

     Aging Population. The overwhelming majority of the patients in long-term care facilities and residents in assisted or independent living facilities are over the age of 65. According to the United States Bureau of the Census, the number of people over the age of 65 in the United States has grown from approximately 25.6 million in 1980, or 11.3% of the population, to approximately
31.1 million in 1990, or 12.5% of the population, and is projected to increase to approximately 62.2 million, or 18% of the population, by 2025. The United States Bureau of the Census also reported that approximately 6% of the United States population between the ages of 75 and 84 and 22% of those over 84 used some form of healthcare services in a long-term care facility. As the United States population ages, the demand for the types of service Unison provides is expected to increase. According to published reports, one in three Americans currently 65 years old can be expected to enter a nursing home, for an average of two to three years.

     Cost Containment Pressures. Governmental and private pay sources have adopted cost containment measures which encourage reduced lengths of stay in acute care hospitals. Many of the patients being discharged, in particular elderly patients, require additional skilled nursing care and specialty healthcare services, such as those provided by Unison. Any subsequently adopted healthcare reform proposals are expected to continue to emphasize the cost containment efforts included in healthcare reform legislation. See
"-- Government Regulation."

     Advances in Medical Technology. Sophisticated new forms of medical equipment and treatment have lengthened life expectancies, increasing the number of individuals requiring specialized care and supervision. In the past, the level of care required by many of these individuals was not generally available outside acute care hospitals. However, long-term care providers such as Unison have become a more attractive alternative to acute care hospitals in certain instances due to technological advances that have enabled long-term care providers to offer services less expensively than are provided by acute care hospitals.

     Limitations in the Supply of Long-Term Care Facilities. In many areas the number of available long-term care beds has not grown as quickly as the demand for them in recent years. Many states (but not all of the states in which Unison operates) have enacted certificate of need or similar legislation which generally limit the construction of long-term care facilities and the addition of beds or services in existing facilities. Furthermore, high construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the numbers of facilities. As a result, the Company believes that the supply of long-term care facilities may not grow as quickly as the demand for such facilities. See "-- Government Regulation -- Certificates of Need."

BUSINESS STRATEGY

     Unison's business strategy is to become a preferred provider of long-term and specialty healthcare services in its markets by offering a full range of high quality, cost competitive, long-term healthcare services. Unison seeks to offer these services across the entire continuum of care from independent and assisted living, to traditional long-term, specialty and subacute care.

     Provide a Continuum of Care. Unison operates both skilled nursing and assisted living facilities and provides a wide variety of medical, rehabilitative and pharmaceutical treatments. This strategy provides an opportunity for entry at each point in the continuum of care. As patients' needs change, they may be served by different elements of the care continuum. The primary benefit of offering a continuum of care is that it offers patients an appropriate level of cost-effective care which the Company believes is attractive to third party payors.

     Unison believes that independent and assisted living arrangements have become an increasingly important component of the continuum of care required by older Americans. Cost containment pressures from government and private payors alike encourage discharge from long-term and specialty care facilities before residents may be fully able to care entirely for themselves. The change from the traditional family structure which was able to care for the sick and elderly to dual income families has increased the need for facilities that can assist such persons. Unison believes that offering services at this important level of the continuum of care enables it to maintain contacts with potential consumers of its long-term and specialty healthcare services and thus to improve its occupancy levels and profitability.

     Improve Payor Quality, Occupancy Levels and Operating Margins. Unison is focused on improving its payor quality mix and occupancy levels. The profitability of caring for private-pay and Medicare patients is generally higher than that of Medicaid patients. Unison's marketing efforts are focused on the hospital and medical community in each market to promote higher occupancy levels and improved payor mix at its long-term care facilities and assisted or independent living centers.

     Unison seeks to improve its profitability by attempting to obtain an increasing proportion of its revenue from specialized healthcare services which typically generate higher profit margins than basic long-term nursing care. Specialty healthcare services are developed in cooperation with and in accordance with the needs of the local medical community. Specialty programs are developed by marketing professionals and facility administrators working directly with local hospital discharge planners and physicians. Management believes that this approach generally has been well received by local medical communities, as demonstrated by the recent increases in Unison's quality mix.

     Increase Contribution from Ancillary Services. Unison believes that opportunities exist to capture ancillary service revenues and operating profits, both from its own facilities and from non-affiliated facilities. Unison provides ancillary services to facility residents in response to physician orders. The major ancillary services include physical, speech, and occupational therapies; pharmaceuticals; parenteral and enteral nutrition; infusion and respiratory therapies; and laboratory services. Historically, Unison has provided most of these services through contracts with third party providers, but it is increasingly offering such services through its ancillary services companies. In addition to providing services to its own long-term and specialty healthcare facilities, each of these ancillary providers offers services to other, unrelated long-term care providers, adding to Unison's revenue base. See
"-- Acquisitions."

     Concentrate Healthcare Facilities in Geographic "Clusters." Although Unison's acquisition program has been substantially curtailed for the indefinite future, Unison has in the past sought to acquire facilities which fit within existing geographic regions or "clusters," and to enter new markets through clustered acquisitions. Clustering is intended to attempt to capture local economies of scale by providing ancillary services, purchasing, marketing, information systems, risk management, accounting, reimbursement and quality control to geographically concentrated facilities. The cluster strategy is based on the belief that clustering facilities will enable Unison to leverage management across a larger base of client revenue and efficiently monitor individual facilities, ensuring high quality patient care. Clustering facilities should also enable Unison to leverage the addition of ancillary services over a larger patient base. The Signature Acquisition, which included the acquisition of five long-term care facilities in the Denver, Colorado area, is an example of this strategy.

     Provide High Quality Care on an Economic Basis. Unison seeks to position each of its facilities as a high quality provider in its respective market, but to do so on a cost-effective basis. Unison believes it provides quality patient care and is generally successful in maintaining regulatory compliance. This is illustrated by the reduction in the number of deficiencies cited in governmental reviews from August 1995 through July 1996 of the 28 operating facilities Unison acquired in the BritWill Acquisition. Under Unison management, these facilities averaged a 43% reduction in the number of deficiencies cited after the first review, a 75% reduction as of October 1, 1996, and a 93% reduction as of May 20, 1997 as compared with the number of deficiencies cited prior to the acquisition. At the time of the Signature Acquisition all of Unison's facilities had implemented Unison's quality improvement program.

     Contain Costs. Unison believes that the increasing penetration of managed care will intensify the focus on containing costs. Unison establishes detailed operating budgets at its facilities and the administrator is responsible for adherence to these budgets. Monitoring the performance of these budgets at the facility level is necessary to enable Unison to control operating costs.

PATIENT SERVICES

     Unison's objective is to provide long-term care services across the continuum of care from independent living services to subacute care services, all of which are provided primarily to the elderly. Independent living facilities that offer assistance with activities of daily living are appropriate for those among the elderly requiring limited healthcare services. Assisted living facilities are appropriate for residents in need of greater assistance, but who do not need the services of a skilled nursing facility. The services of an assisted living facility are appropriate where nutritional, housekeeping, and only limited medical services are needed. For the elderly and other patients in need of specialized support, rehabilitation, nutrition, respiratory therapies and other treatments, skilled nursing care is often required. The innovation of specialized subacute services within skilled nursing facilities also responds to the needs of patients requiring intense and specialized treatment and rehabilitation therapy services immediately after hospitalization.

     Assisted and Independent Living Services. Services and facilities at assisted and independent living centers include central dining facilities, limited nursing services, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. These facilities provide fewer nursing and medical services than are provided at Unison's long-term care facilities. Unison believes that the availability of healthcare services and assistance with the activities of daily living are significant reasons that residents move to an assisted or independent living center.

     Skilled Nursing Care Services. Unison's skilled nursing facilities provide basic healthcare services, including room and board, dietary services, recreational therapy, social services, housekeeping, laundry and nursing services. In addition, the long-term care facilities dispense medications and otherwise follow care plans prescribed by the patient's physician. Unison's long-term care facilities are licensed by state licensing agencies and are extensively regulated at the federal, state, and local level. Unison also provides for the delivery of specialty medical services at its facilities.

     Subacute and Other Specialty Care Services. Unison's facilities currently offer a wide variety of subacute and specialty healthcare services, which may include (i) intensive rehabilitation services; (ii) wound management; (iii) enteral and parenteral feeding programs; (iv) intravenous drug administration, including chemotherapy; (v) respiratory therapy; (vi) orthopaedic rehabilitation and (vii) other specialized subacute services. Subacute and other specialty care is a major component of Unison's strategy. Unison provides care to certain types of patients with specialized needs through designated units such as those for the treatment of Alzheimer's disease, AIDS and other conditions. These units are located in specially designed sections within selected facilities and are staffed by specially trained personnel. As of March 31, 1997 Unison operated 246 licensed beds in Alzheimer's units, 36 beds in AIDS units and more than 200 beds in other specialty units, including wound management, hospice care, rehabilitation services and respiratory therapy. In addition to providing care tailored to the unique needs of patients within these units, these services include education and support to the patients' families. These units generally receive higher levels of reimbursement. The daily cost to patients for Unison's specialty services are generally significantly less than the cost charged for similar services by acute care hospitals.

     Ancillary Services. Unison provides ancillary services to the residents of skilled nursing facilities in response to physician orders. The major ancillary services include physical, speech and occupational therapies, pharmaceuticals, parenteral and enteral nutrition, infusion and respiratory therapies and laboratory services.

PAYOR MIX

     Medicare, Medicaid, and other payor sources each pay at different rates, which are customarily expressed as rates per patient day. Changes in the mix of a facility's patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility's operations because of the widely varying rates of payment between these various payors. As the following table indicates, Unison has achieved growth in its quality mix of payor sources throughout the periods presented.

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------     PRO FORMA
               SOURCE OF REVENUES                 1993      1994      1995      1996       1996(1)
------------------------------------------------  -----     -----     -----     -----     ---------
Medicare........................................    3.4%      9.1%     26.9%     29.5%       30.2%
Private and other...............................   13.8      32.4      17.2      17.0        18.1
                                                  -----     -----     -----     -----       -----
     Quality mix................................   17.2      41.5      44.1      46.5        48.3
Medicaid........................................   82.8      58.5      55.9      53.5        51.7
                                                  -----     -----     -----     -----       -----
       Total....................................  100.0%    100.0%    100.0%    100.0%      100.0%
                                                  =====     =====     =====     =====       =====

---------------
(1) Adjusts for the Completed Acquisitions and the Dispositions as though such transactions occurred as of the first day of the period presented.

ACQUISITIONS

     On October 31, 1996, Unison acquired Signature. As of March 31, 1997, Signature operated 11 long-term care facilities with 1,043 licensed beds in Arizona and Colorado. Signature provides rehabilitation services through its related company, RehabWest. Signature also operates two assisted living facilities with 124 units. Signature's long-term care facilities generally offer the same types of services as are provided by Unison's other facilities.

     At closing, the shareholders of Signature and RehabWest received (a) cash equal to approximately $42.4 million (minus the amount paid by Unison to redeem outstanding options for shares of Signature Health Care), (b) 1,509,434 shares of Unison Common Stock, and (c) promissory notes of Unison in the aggregate principal amount of $1.1 million bearing interest at the rate of 8% per annum and maturing one to two years after the closing, which have been deposited into escrow to secure Signature's representations and warranties. In accordance with the adjustment provisions of the Signature merger agreements relating to their stockholders' equity at closing, in March 1997 the former shareholders of Signature received an additional $2.5 million in convertible promissory notes and shares of Unison common stock.

     On October 31, 1996, Unison also acquired Ampro in a pooling of interests transaction. The consideration paid for Ampro included: (a) cash of approximately $237,000, (b) 540,000 shares of Unison Common Stock, and (c) a promissory note in the amount of $250,000, bearing interest at the rate of 10% per annum and due in installments through April 15, 1998, which has since been prepaid. The cash and promissory note eliminated the interest of a single shareholder and represented less than 10% of the transaction value. Ampro operates a medical laboratory business with laboratories in Texas, Missouri and Tennessee which, at March 31, 1997, provided testing services for approximately 275 nursing homes and other healthcare facilities.

     Unison's most significant acquisition prior to 1996 was the purchase of BritWill on August 10, 1995. The consideration for the purchase included a debenture that was fully converted into 561,815 shares of Unison Common Stock and a combination of promissory notes and lump sum contingent payment obligations totaling $25.0 million, as well as certain monthly contingent payment obligations. Unison's only remaining obligation related to the BritWill Acquisition is a $9.8 million contingent obligation (the "Additional Payment Obligation"). The Additional Payment Obligation is payable in monthly installments of $98,854 to $166,376 which includes interest at 12.0% to 14.0% with a balloon payment of $8.1 million due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheet. In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10.0 million, the unamortized balance of the Additional Payment Obligation will be due in full. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Liquidity and Capital Resources" and "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

     The Company has also acquired and developed several other ancillary businesses in recent years. In May 1995, Unison established Quest to develop an institutional pharmacy business. Quest has acquired the pharmacy operations of Med-Shop Pharmacy in Gilmer, Texas, Indiana Prescription Lab, an institutional pharmacy in Bloomington, Indiana, and Pharmcare, an institutional pharmacy in Longview, Texas. As of March 31, 1997, Quest provided institutional pharmacy services to 84 long-term care facilities, including 31 Unison facilities and 53 facilities operated by others. Since March 1995 the Company has also operated a Medicare Part B billing and supply company that specializes in wound management and enteral and parenteral feeding services. On February 1, 1996, Unison acquired Sunbelt to provide therapy services. As of March 31, 1997, Sunbelt (including RehabWest) provided therapy services to 94 facilities, including 35 Unison facilities and 59 facilities operated by others.

     The following table shows the growth in the number of long-term care facilities and independent and assisted living facilities leased or managed by Unison (excluding two closed facilities) as of the dates indicated together with the related number of licensed beds or living units, and the numbers as adjusted to exclude the facilities held for disposition by Unison.

                                                                               DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                1994                   1995                   1996             1996 AS ADJUSTED
                                         -------------------    -------------------    -------------------    -------------------
                STATE                    FACILITIES    BEDS     FACILITIES    BEDS     FACILITIES    BEDS     FACILITIES    BEDS
--------------------------------------   ----------    -----    ----------    -----    ----------    -----    ----------    -----
Long-term care facilities:
  Florida.............................        2          210         1          150         1          150         1          150
  Indiana.............................        1          162        12        1,081        12        1,073         9          804
  Michigan............................        1           71         2          307         2          307         2          307
  Nevada..............................        1           99         1           99         1           99         1           99
  Pennsylvania........................        1           74         1           74         1           74         1           74
  Tennessee...........................        1           89         2          176         1           89         1           89
  Alabama.............................        3          337         2          189         2          189         2          189
  Arizona.............................        1          115         1          115         7          685         7          685
  Idaho...............................        2          183         2          183         2          183         2          183
  Kansas..............................        1           59         3          208         2          106         2          106
  Washington..........................        2          222         2          222         2          187         2          187
  Texas...............................       --           --        16        1,825        16        1,837        13        1,469
  Colorado............................       --           --        --           --         5          476         5          476
                                             --                     --                     --                     --
                                                       -----                  -----                  -----                  -----
                                             16        1,621        45        4,629        54        5,455        48        4,818
                                             --                     --                     --                     --
                                                       -----                  -----                  -----                  -----
Assisted and independent living
  facilities:
  Pennsylvania........................        1           30         1           30         1           32         1           32
  Alabama.............................        3           74         3           82         3           82         3           82
  Tennessee...........................       --           --         1          117        --           --        --           --
  Idaho...............................       --           --        --           --         1           60         1           60
  Indiana.............................       --           --        --           --         1           22         1           22
  Arizona.............................       --           --        --           --         2          124         2          124
                                             --                     --                     --                     --
                                                       -----                  -----                  -----                  -----
                                              4          104         5          229         8          320         8          320
                                             --                     --                     --                     --
                                                       -----                  -----                  -----                  -----
    Total.............................       20        1,725        50        4,858        62        5,775        56        5,138
                                             ==        =====        ==        =====        ==        =====        ==        =====

OPERATIONS

     Unison is responsible for the day-to-day operation of both operated (owned or leased) and managed facilities. These responsibilities include recruiting, hiring and training all nursing and other personnel, and directing the full scope of patient care activities that are necessary to operate the facilities. In general, these activities include direct patient care, nursing services, food service, social services and resident activity programs, housekeeping and maintenance, business office services including billing and accounts receivable management, accounts payable, accounting and finance, quality assurance, and regulatory compliance at each facility.

     Organization. Unison believes that long-term and specialty care facilities should be managed on a decentralized basis. This approach is intended to place direct decision making as close to the bedside as possible so that facilities will be able to respond to the specific needs of each medical community. In order to accomplish this, Unison has created five regions, each of which is supervised by a regional director. The regional director is supported by a clinical operations specialist, a financial consultant, a regional director of marketing, and assistant regional managers and clerical personnel, all of whom are employed by Unison. Daily operations of each leased and managed facility are supervised by an on-site licensed administrator. The administrator of each facility is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, a director of marketing who directs the sales and marketing efforts of the facility and a director of nursing who supervises a staff of registered nurses, licensed practical nurses and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff and a business office staff.

     Quality Management. Unison maintains a quality improvement program that is focused on important aspects of care and critical key indicators that measure the quality of care provided to its patients. The program is an internal facility process focused on involvement by direct care givers. Reporting is monitored by Unison's eight registered nurses under the direction of the Senior Vice President of Clinical Operations. Monthly reports are used to monitor adherence to the standards of care established by Unison's quality improvement program. On-site visits are conducted by specially trained healthcare professionals. The quality improvement program is designed to provide patients with better care, and thus a higher quality of life.

     In addition to its quality improvement program, Unison strives to provide each of its facilities with resources to deliver the high quality of care Unison expects. Policy and procedure manuals are maintained by Unison and provided to each facility. The manuals are updated to include changes in regulatory requirements and improvements in clinical practices.

     The facility administrator at each facility is primarily responsible for adherence to Unison's standards of practice. Each facility administrator's incentive compensation is based, in part, on the achievement of specified quality objectives. Clinical Operations Specialists provide individualized on-site training to direct care givers. Clinical Operations Specialists also conduct mock state and federal surveys in advance of scheduled annual surveys.

     In recent years Unison entered into certain leases of facilities that have had regulatory compliance or quality difficulties. Unison has generally achieved improvements of such facilities. In August 1995, Unison acquired 28 operating facilities in the BritWill Acquisition. Regulatory records contained 244 total deficiencies cited at these facilities prior to acquisition. On the first governmental review conducted after acquisition this number was reduced to 138 deficiencies, a 43% reduction in regulatory noncompliance. As of October 1, 1996 the number of deficiencies at these facilities was 61, reflecting a cumulative reduction of 75%. As of May 20, 1997, the equivalent number of deficiencies is 17.

     Marketing. Unison's marketing efforts are designed to promote higher occupancy levels and improved payor quality mix. Quality mix has improved from approximately 41.5% in 1994 to approximately 46.5% in 1996 and, after giving effect to the Completed Acquisitions and the Dispositions, 48.3% in 1996. Over the same period and on a same facility basis, average occupancy improved from 72.2% to 78.6%. On an overall basis, average occupancy was 77.0% for 1996, and after giving effect to the Dispositions, average occupancy for 1996 was 78.9%. Unison believes that the long-term healthcare and assisted and independent living industries are driven by local market forces and that patients and referral sources are generally located in the immediate geographic area of the facility. Unison's marketing strategy emphasizes the role and performance of the administrator and director of admissions in marketing and promoting the services offered by Unison facilities to each local community.

     Unison's marketing program is focused on market analysis, competitive services, sales training, and accountability and tracking systems. Quantitative and systematic reporting and analysis is monitored by the regional directors of marketing, under the supervision of the Vice President of Marketing. Market specific information, along with weekly and monthly reporting, is used to monitor adherence to the standards established by Unison.

     The hub of this strategy is the local facility administrator and director of admissions and marketing. These individuals, under the direction of the corporate and regional marketing staff, are responsible for establishing and building relationships with various referral sources including general and specialty physicians, hospital administration and discharge planners, insurance case managers and other local community organizations. Unison seeks to use their input in conjunction with demographic and medical data analysis to identify specific market needs, and to introduce new services where appropriate. The facilities also are involved in community affairs in order to maintain a public awareness of their services.

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS

     As of May 1, 1997, Unison manages two long-term care facilities pursuant to agreements under which Unison's responsibilities include recruiting, hiring and training all nursing and other personnel on behalf of the owner and providing quality assurance, resident care, dietary care, marketing, accounting, and data processing services. Services performed at the headquarters level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance with third-party reimbursement, financial and accounting functions, cash management, system design and development and marketing support.

     Unison receives a management fee for the management of long-term care facilities based on a percentage of net revenues of each facility. Other than certain corporate and regional overhead costs, the costs for services provided at a facility are the facility owner's obligation. The facility owner also is obligated to pay for all required capital expenditures. Unison is not required to advance funds to the owners of the facilities it manages.

COMPETITION

     Unison's facilities compete with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care providers. Many of these companies have greater financial and other resources than Unison. No assurance can be given that Unison will have the resources to compete successfully with such companies. In addition, cost containment efforts, which encourage more efficient utilization of general acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute care hospitals have converted portions of their facilities to other purposes, including various types of long-term and subacute care. Unison believes that the primary factors in competing for subacute patients and programs are the scope and quality of services offered, the location and attractiveness of the facility and the price of such services.

     Unison's pharmacy, rehabilitation therapy, laboratory and product supply businesses compete with national, regional and local pharmacies, therapy providers, medical reference laboratories and product supply companies, some of which have significantly greater financial and other resources than Unison. No assurance can be given that Unison will have the resources to compete successfully with such companies. Unison believes that the primary factors in competing for product supply business are the price and quality of the products offered, that the primary factor in competing for pharmacy and laboratory businesses is prompt service and the primary factors in competing for rehabilitation therapy business are quality of service and availability of competent therapists.

INSURANCE

     Unison carries general liability, comprehensive property damage, malpractice, workers' compensation directors and officers and other insurance coverages that management considers adequate for the protection of its assets and operations. The Company is partially self insured with respect to certain healthcare benefits and workers' compensation benefits. There can be no assurance, however, that the coverage limits of such policies will be adequate or that insurance will continue to be available to Unison on commercially reasonable terms in the future. A successful claim against Unison in excess of its insurance coverage could have a material adverse effect on Unison and its financial condition and results of operations. Claims against Unison, regardless of their merit or outcome, may also have an adverse effect on Unison's reputation and business.

GOVERNMENT REGULATION

     Introduction. The federal government and all states in which Unison operates regulate various aspects of Unison's business. All of Unison's skilled nursing facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. To participate in the Medicare or Medicaid program, each facility must comply with federal participation requirements and meet additional state licensure requirements. All of these programs are currently the subject of numerous legislative and regulatory proposals at both federal and state levels, some of which could adversely affect Unison. Further, some state Medicaid programs require certification of all beds in a facility, which may limit the ability of a facility in such states to establish distinct Part A Medicare units for subacute care. Unison does not currently operate in any of these states. Long-term care facilities include both skilled nursing facilities for Medicare and nursing facilities for Medicaid. The Federal Social Security Act (the "Act") authorizes the Secretary of the Department of Health and Human Services to execute agreements with state survey agencies to determine whether skilled nursing facilities meet the federal participation requirements for Medicare. State survey agencies perform the same survey tasks for nursing facilities participating or seeking to participate in the Medicaid program. The results of Medicare and Medicaid surveys are used by the Healthcare Financing Administration ("HCFA") and Medicaid state agencies as the basis for decisions to execute, deny or terminate provider agreements with facilities.

     Enforcement Proceedings and Sanctions; Certification Requirements. Under the Omnibus Reconciliation Act of 1987 ("OBRA"), HCFA has promulgated survey, certification and enforcement rules governing skilled nursing facilities and nursing facilities participating in the Medicare and Medicaid programs. Among other things, the HCFA rules governing survey and certification of long-term care facilities define a number of terms used in the survey and certification process. The rules require states to enact state plans (required by federal law) to incorporate the provisions of the rules, including the full range of remedies for nursing facilities subject to the jurisdiction of the state Medicaid agency. Additional remedies are available.

     Unannounced standard surveys must be conducted at least every 15 months with a state-wide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with requirements of participation, to determine whether facilities have achieved correction and to monitor care if there is a change of ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated standard survey to investigate complaints of violations of regulatory requirements by long-term care facilities if a review of the complaint shows that a deficiency in one or more of the federal requirements may have occurred and only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard quality of care, or to have deficiencies requiring "significant improvement," it is subject to an extended survey. The extended survey is intended to identify policies and procedures which may have caused a facility to furnish substandard quality of care.

     HCFA's rules allow either HCFA or state agencies to impose one or more remedies provided under the rules for any particular deficiency. Facilities must provide a plan of correction for all deficiencies regardless of whether a remedy is imposed. At a minimum, the following remedies are available: termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility in emergencies or transfer of residents or both; and state monitoring. States may also adopt optional remedies. The rules divide remedies into three categories. Category 1 remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payment for new admissions; denial of payment for all individuals (imposed only by HCFA); and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

     The HCFA certification, survey and enforcement regulations impose significant new burdens on long-term care facilities. The regulations may require state survey agencies to take aggressive enforcement actions. The breadth of the rules create uncertainty over how the rules will be implemented and the standards of compliance.

     Unison believes that its facilities substantially comply with the various state licensure and Federal certification requirements applicable to them. However, in the ordinary course of its business, Unison sometimes receives notices of alleged deficiencies for failure to comply with regulatory requirements. Unison reviews such notices and attempts to take corrective action. Unison's facilities sometimes receive notices from state agencies which result in fines and/or the agencies taking steps to decertify the facilities from participation in Medicare and Medicaid programs. In one instance, Unison paid or agreed to pay monetary penalties totaling $134,225 (following reductions due to waiver of appeal rights) for violations of Medicare regulations and approximately $16,000 for violations of state regulations, and voluntarily terminated the participation of that facility in the Medicare program and transferred residents to other facilities. This instance involved Unison's Hillside Care Center located in Bonner Springs, Kansas. Hillside is currently closed and is one of the Disposition Facilities.

     Certificates of Need. Many states (although not every state in which Unison operates) have adopted certificate of need or similar health planning laws which generally require prior state agency approval of certain acquisitions, new bed additions or services or capital expenditures. To the extent that such approvals are required for Unison to expand its operations or enter new geographic markets, Unison could be adversely affected by its inability to obtain the necessary approvals and could incur delays and expenses associated with obtaining such approvals.

     Patient Referral Regulations. Unison is also subject to federal and state laws that prohibit direct and indirect payments between healthcare providers that are intended to induce or encourage the referral of patients to a particular provider of items or services. Violation of these laws may result in criminal fines, imprisonment and exclusion from the Medicare and Medicaid programs. Federal regulations establish certain safe harbors from liability under this statute. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, arrangements that are of the same generic kind as those for which a safe harbor is available may be subject to scrutiny if they fail to qualify for the appropriate safe harbor. In addition, under separate statutes, submission of claims for payment that are deemed to be false or fraudulent, or for items or services that are "not provided as claimed," may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state healthcare programs.

     Under Medicare conditions of participation and some state licensure laws, Unison, because of its method of service delivery, is required to contract with healthcare providers, practitioners and suppliers, including hospitals, facilities, physicians, pharmacies and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to Unison, and Unison may refer, or be in a position to refer, patients to certain of these individuals or entities. The Health Insurance Portability and Accountability Act ("HR 3103"), which was signed by President Clinton on August 21, 1996, has for the first time established a procedure requiring the Secretary of the Department of Health and Human Services to issue advisory opinions concerning some activity punishable under federal healthcare fraud statutes. See "-- HR 3103". The section concerning advisory opinions did not take effect until six months after the date of enactment of HR 3103, and will sunset four years after the date of enactment. Although Unison believes its practices are not in violation of these laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with Unison's practices.

     Additional legislation that became effective in stages on January 1, 1992 and January 1, 1995 prohibits physician referrals for certain "designated health services" rendered to Medicare and Medicaid patients by a provider in which the referring physician has an ownership interest or other financial relationship. Various exceptions are available for financial arrangements that would otherwise prohibit physician self-referrals. Many states have also enacted physician self-referral laws that apply whether or not Medicare or Medicaid payments are involved. Similar penalties, including fines and loss of licensure or eligibility to participate in government reimbursement programs, apply to violations of these state self-referral laws. These self-referral laws could require Unison to modify its contractual arrangements in order to satisfy an available exception, or limit the ability of physicians with whom Unison has compensation arrangements to refer patients to Unison.

     The nursing home industry has been a target of focus by government regulators seeking to discover and prosecute claims of healthcare fraud and from time to time Unison has received inquiries related to such claims. Medicare intermediaries and carriers have been given new instructions from HCFA concerning investigating and referring for prosecution suspected instances of Medicare and Medicaid fraud and abuse. In May 1996, the federal government announced the first year results of its "Operation Restore Trust" initiative. This initiative is a combined federal and state effort designed to combat healthcare fraud, waste and abuse and specifically targets the Medicare and Medicaid programs in connection with services of home health agencies, nursing homes and durable medical equipment suppliers. These entities are targeted because they account for the fastest growing cost areas in the Medicare and Medicaid programs. Operation Restore Trust originally focused on five states:
California, Florida, Illinois, New York and Texas. It is now extended to all states and is concerned with detection of suspected nursing facility fraud and abuse. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. The Company expects efforts of this sort to continue.

     Payment For Services. Unison derives a significant portion of its net revenues, directly or indirectly, from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could limit or reduce reimbursement for Unison's services. Any significant decrease in Medicare or Medicaid reimbursement amounts could have a material adverse effect on Unison. Unison also obtains payment from private insurers, including managed care organizations and private pay patients. Unison's facilities also have contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to cover patients for a set per diem payment for each patient. There can be no assurance that the rates paid to Unison by these payors will remain at current levels or be adequate to reimburse Unison for the cost of providing services to covered beneficiaries. In addition, cost increases due to inflation without corresponding increases in reimbursement could adversely affect Unison's business.

     The Medicare Program. The Medicare Program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled as defined by the Social Security Administration. Medicare covers and pays for rehabilitation therapy services furnished in facilities in various ways. Medicare reimburses the skilled nursing facility based on a reasonable cost standard. For rehabilitation services provided directly, specific guidelines exist for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applies salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. Unison's gross margins for services reimbursed under the salary equivalency guidelines are significantly less than services reimbursed under the "prudent buyer" rule.

     HCFA recently proposed rules applying salary equivalency guidelines to certain speech and occupational therapy services, while updating physical and respiratory therapy guidelines. The proposed rates for occupational therapy and speech language pathology services are lower than the Medicare reimbursement rates currently received by Unison for these services. The proposed rates are open for comment and have been subject to criticism by the industry. Unison cannot predict when or if changes will be made to current Medicare reimbursement methodologies. The imposition of salary equivalency guidelines on speech language pathology and occupational therapy services could significantly impact Unison's margins.

     The Medicare program covers patients requiring daily skilled nursing and other rehabilitation care following a minimum three-day stay in a general acute care hospital, but does not cover patients requiring only intermediate or custodial levels of care. With certain exceptions, payment for skilled nursing facility services is made prospectively with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report at year end. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, Unison's costs for care delivered to Medicare patients in certain of its long-term and specialty healthcare facilities have exceeded the routine cost limits. Unison's failure to recover excess costs or to obtain such exceptions could adversely affect Unison's results of operations.

     The Medicaid Program. All of Unison's nursing facilities are certified to participate in applicable state Medicaid programs. Medicaid is a joint federal-state medical assistance program for individuals who meet certain income and resource standards. Facilities participating in the Medicaid program are required to meet state licensing requirements to be certified in accordance with state and federal regulations and to enter into contracts with the state agency to provide services at rates established by the state. Current federal law requires Medicaid programs to pay rates that are reasonable and adequate to meet the costs which must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. There can be no assurance that this provision will survive the current legislative efforts to revise Medicaid. Beyond this general mandate, however, states have considerable flexibility in establishing their Medicaid reimbursement systems, and as a result, the payment methodologies and rates vary significantly from state to state. All of the states in which Unison operates Medicaid-certified facilities use a cost-based reimbursement system under which reimbursement rates are determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. Recently, several states, including Texas and Pennsylvania, have adopted case-mix prospective payment systems, pursuant to which payment levels increase based on a patient's acuity level and need for services. Reimbursable costs normally include the costs of providing healthcare services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. Some state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. In addition, certain Medicaid payments are subject to relatively long collection cycles and payment delays due to budget shortfalls in state Medicaid programs.

     Medicaid reimbursement regulations for Indiana nursing facilities have been revised three times since August 1, 1994. The first set of revised regulations (known as "Rule 14") replaced the Rule 4.1 prospective payment system which had existed since 1983. Under Rule 4.1, actual rate increases after the base period were generally limited to approximately 3.0% annually and facility operators were permitted to bill separately for certain ancillary therapy services and non-routine medical supplies.

     With the adoption of Rule 14, the Indiana reimbursement system changed from a true prospective payment system to a modified cost-based system. Base rates are now determined by actual costs in the base period subject to various line item limits. Rates for subsequent years are set at the lower of costs from the prior year or rates from the prior year inflated by the HCFA Skilled Nursing Facility Market Basket Index, subject to maximum allowable limits and various line item limits. This system has, over the last decade, resulted in an increase in annual reimbursement rates of approximately 6%. Rule 14 also precludes facility operators from billing separately for certain ancillary therapy services and non-routine medical supplies. The overall impact of Rule 14 reduced total Medicaid nursing facility payments by $10 million statewide out of total prior year expenses of $720 million. The elimination of separate billing for supplies and therapies had a significant effect on certain facility operators who had relied heavily on this mechanism to underwrite operating losses from per diem rates. Rule 14.1, Rule 14.2 and legislation effective July 1, 1995 have made minor amendments which have generally increased certain line item limits.

     HR 3103. On August 21, 1996, President Clinton signed HR 3103, which contains a variety of significant healthcare fraud and abuse provisions, including: creation of a coordinated federal healthcare fraud and abuse program; establishment of a Medicare integrity program; expansion of current healthcare fraud and abuse sanctions; creation of a healthcare fraud criminal sanction; creation of a criminal penalty for fraudulent disposition of assets in order to obtain Medicaid benefits; and expansion of the authority to impose, and increasing the amount of, civil monetary penalties.

     Pharmacy. Pharmacists and those providing pharmacy services in the United States are regulated by state statutes and the rules and regulations of state boards of pharmacy. Currently, Unison operates pharmacies only in Texas and Indiana. As required by Texas and Indiana law, Unison and its pharmacists are licensed as a retail pharmacy and as pharmacists, respectively. In addition, both state and federal regulators prohibit the dispensing of certain drugs or medicines other than pursuant to a prescription written by a licensed practitioner. In order to implement these restrictions, regulations impose strict recordkeeping requirements with respect to the handling and dispensing of controlled substances, small quantities of which are maintained in Unison's pharmacy for use in filling prescriptions. These requirements also impose significant recordkeeping obligations upon Unison and its pharmacists. Unison is subject to regular audits by governmental authorities to monitor compliance with recordkeeping and other requirements imposed by law and regulation. Penalties for failure to comply with applicable regulations can range from imposition of fines to the suspension or revocation of the license of the pharmacy, one or more pharmacists, or both. As of March 31, 1997 Unison provided pharmacy services to 14 Company-affiliated, and 42 non-affiliated skilled nursing facilities in East Texas, and nine Unison-affiliated and eleven non-affiliated skilled nursing facilities in Indiana (including the Disposition Facilities), and eight other Unison-affiliated skilled nursing facilities in Arizona, Colorado, Washington and Idaho.

     Health Care Reform. The Clinton administration and various members of Congress have made a number of legislative proposals to reform the healthcare system. Congress is also considering proposals to significantly reduce Medicare and Medicaid spending, either as a part of efforts to reduce the budget or as a separate initiative. In addition, some of the states in which Unison operates are considering or implementing various healthcare reform proposals. These proposals could limit the types of services or number of providers available to Medicaid beneficiaries. Unison anticipates that Congress and state legislatures will continue to review and assess healthcare reform and budget reduction. Talks in Congress have reached a stalemate with regard to the type and extent of legislative reform of Medicare and Medicaid programs. Due to uncertainties regarding the ultimate features of reform or budget initiatives and their enactment and implementation, Unison cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on Unison. No assurance can be given that such measures will not have a material adverse effect on Unison.

EMPLOYEES

     As of May 1, 1997, the Company employed approximately 4,600 full time equivalent employees. Unison has collective bargaining agreements covering approximately 500 of its full time equivalent employees. Unison believes that its overall relations with its employees are good.

ITEM 2.  PROPERTIES

PROPERTIES

     The following table summarizes certain information regarding the long-term care facilities and assisted and independent living centers operated by Unison as of March 31, 1997. Except as indicated, all of the facilities are leased.

     The following table lists, by state, the nursing facilities operated by the Company as of March 31, 1997.

                                                         LICENSED                         MANAGED FOR
                                               NUMBER      BEDS      OWNED    LEASED    THIRD PARTIES(1)
                                               ------    --------    -----    ------    ----------------
Alabama......................................     2          189       --         2             --
Arizona......................................     7          685        3         4             --
Colorado.....................................     5          473        3         2             --
Idaho........................................     2          183       --         2             --
Indiana(2)...................................    12        1,074       --        12             --
Kansas.......................................     2          106       --         2             --
Michigan.....................................     2          307       --         1              1
Nevada.......................................     1           99       --         1             --
Pennsylvania.................................     1           74       --         1             --
Tennessee....................................     1           89       --        --              1
Texas........................................    13        1,474       --        13             --
Washington...................................     2          187       --         2             --
                                                           -----      ---     -----            ---
                                                 --
Number of nursing facilities.................                           6        42              2
                                                 50
                                                                      ===     =====            ===
                                                 ==
Number of licensed beds......................              4,940      480     4,300            160
                                                           =====      ===     =====            ===

---------------
(1) Excludes two facilities with an aggregate of 222 licensed beds for which Unison provides reduced-scope management services and receives management fees averaging 3.0% of revenues.

(2) Includes three facilities with an aggregate of 269 licensed beds which are held for disposition.

     The following table lists, by state, the independent living and assisted living facilities operated by the Company as of March 31, 1997. All of the facilities are leased.

                                                                      NUMBER     UNITS
                                                                      ------     -----
        Alabama.....................................................     3         80
        Arizona.....................................................     2        124
        Idaho.......................................................     1         60
        Indiana.....................................................     1         19
        Pennsylvania................................................     1         32
                                                                                  ---
                                                                         -
                                                                                  315
                                                                         8
                                                                                  ===
                                                                         =

     Unison leases approximately 23,000 square feet of office space in Scottsdale, Arizona and Denver, Colorado. The Scottsdale office houses the executive offices of Unison, and the lease for that space expires in the year 2004. Unison maintains regional offices in Lakewood, Colorado and Indianapolis, Indiana. These regional offices are either in small office suites or in homes of the regional executives. Quest Pharmacies, Inc. ("Quest") leases approximately 3,600 square feet of commercial office space in Longview, Texas for its pharmacy operations and approximately 2,000 feet of office space in Bloomington, Indiana for its Indiana pharmacy. Sunbelt, through the four therapy companies, leases an aggregate of approximately 38,000 square feet of space for outpatient clinics and fitness centers in Mississippi and Alabama. Ampro leases an aggregate of approximately 7,700 square feet for office and laboratory space in Texas and Tennessee and owns one building with approximately 4,000 square feet of space in Missouri. Lease terms on most of the office, pharmacy, laboratory and therapy space range from one to five years. Management believes that Unison's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

     Unison leases 50 long-term and specialty healthcare facilities and assisted or independent living centers. Unison's leases typically are triple net obligations, have initial terms of 5-10 years with renewal options for up to 15 to 20 years and are generally classified as operating leases within the meaning of Statement of Financial Accounting Standards No. 13. Unison's leases typically provide for automatic rent increases or repricing. Unison typically grants its lessor a security interest in Unison's personal property at the leased facility. Unison's leases are typically entered into by its subsidiaries and guaranteed by Unison. Some of the leases require Unison to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain current ratios and coverage ratios and prohibit Unison from operating any additional facilities within a certain radius of the leased facility. In addition, Unison is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Failure to pay rent within a specified time period constitutes a default under each lease agreement, which default, if uncured, permits the facility's lessor to terminate the lease. In all cases, Unison's interest in the premises is subordinated to that of the lessor's mortgage lenders.

     Unison's most significant lessors are Omega Healthcare Investors, Inc. ("Omega") from which Unison leases 14 facilities, American Health Properties from which Unison leases six facilities and BritWill Investments-Texas, Ltd. ("BritWill Texas") from which Unison leases six facilities. The leases typically include cross default provisions. Covenants in the Omega leases require maintenance of specified operating ratios, levels of working capital and net worth. As of December 31, 1996, Unison was not in compliance with these covenants. Omega has agreed to waive these requirements as of December 31, 1996. Unison is in the process of renegotiating the Omega leases to provide for a single lease of all Omega properties and to restructure the associated covenants.

ITEM 3.  LEGAL PROCEEDINGS

     Unison is, and may in the future be, party to litigation arising in the ordinary course of its business. It is also routinely subject to surveys and investigations by regulators and payors. There can be no assurance that Unison's insurance coverage will be adequate to cover all liabilities occurring by reason of such claims or investigations or that any such matters that are not covered by insurance will not have an adverse effect on Unison's business.

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, six such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder. While the purported class periods and the named defendants vary, the broadest class period to date asserts that between May 14, 1996 (the date of Unison's announcement of first quarter results) and March 10, 1997 (the date before Unison's March 11 announcement of the restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated. The individual defendants named in some or all of these actions are Jerry M. Walker (the Company's former Chief Executive Officer), Craig Clark (the Company's former Chief Financial Officer), Paul Contris (the Company's former Vice President of Acquisitions), Phillip Rollins (the Company's Chief Operating Officer) and Bruce Whitehead (Chairman of the Board). In addition, the Company is informed that an action has been filed in the Superior Court of the State of California (County of Orange) against the Company and the aforesaid individuals, as well as John T. Lynch, Jr. (a member of the Board of Directors), Trouver Capital Partners, L.P. ("Trouver") (a private investment banking firm of which Mr. Lynch is a general partner), Cruttenden Roth Inc. and Wheat First Butcher Singer (the latter two entities are named individually and as representatives of a purported defendant underwriter class). The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

     Unison has received a complaint filed on October 22, 1996 in the Texas state district court by RehabWorks, Inc. ("RehabWorks"), a therapy services provider, based on allegations that Unison breached a non-solicitation covenant in a contract with RehabWorks and tortiously interfered with RehabWorks' employment relationship with several of its former employees. RehabWorks also claims that Unison is past due with respect to payment of fees owed the therapy services provider in the amount of approximately $875,000 plus interest. The complaint seeks injunctive relief plus a judgment for the unpaid fees, alleged compensatory damages of not less than $2,375,000 and exemplary damages of not less than $2,250,000, plus interest and attorneys' fees. Unison intends to defend this lawsuit vigorously.

     Certain of Unison's subsidiaries are defendants in a suit instituted on June 19, 1996 in the Texas state district court of Shelby County, Texas, which has been transferred to Dallas County (Texas Star Therapy, Inc. vs. Emory Care Center, et al, Case No. 96-07767-B) and in a related arbitration proceeding. Texas Star is seeking $516,577 for unpaid therapy services provided by Texas Star during 1995 plus interest, penalties, attorney fees and costs. The Company acknowledges its obligation for the amount of the therapy services and believed it had reached a settlement in the amount of $725,000 in respect of all claims, but Texas Star refused to enter into a formal settlement agreement, notwithstanding its express agreement to do so. The Company believes that it has offsets and counterclaims and intends to defend this lawsuit vigorously.

     A Unison subsidiary is also a defendant in Carillon/Alpha Limited vs. BritWill Healthcare Corporation, Case No. 96-5742, filed on November 8, 1996 in the Texas state district court for Dallas County, seeking $218,000 plus interest and attorney's fees for three months rent and related costs for the period after the subsidiary vacated the premises and before a new tenant occupied them. Unison has asserted various defenses and intends to defend this lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On October 28, 1996, a Special Meeting of Stockholders of Unison was held in Scottsdale, Arizona. A summary of proposals considered and voted upon follows:

          (1) Adoption and approval of an Agreement and Plan of Merger, dated as of August 2, 1996, between Unison and Signature, and approval of all transactions contemplated by such agreement: for -- 2,565,763 shares; against -- 6,175 shares; and abstain -- 585,613 shares.

          (2) Approval to amend Unison's Certificate of Incorporation to increase the number of authorized shares of Unison Common Stock from 10,000,000 to 25,000,000: for -- 2,511,141 shares; against -- 640,325 shares; and abstain -- 6,085 shares.

          (3) Approval to (i) amend Unison's 1995 Stock Option Plan to increase the number of shares of Unison Common Stock authorized thereunder from 511,046 to 800,000; and (ii) increase formula grants to nonemployee directors from 6,246 shares on the first election to the Board of Directors and on each fifth anniversary thereafter to 15,000 shares (17,500 shares in the case of the Chairman of the Board) for 1996 and at each annual meeting thereafter: for -- 2,088,583 shares; against -- 477,470 shares; and abstain -- 591,498 shares.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 31, 1997, there were approximately 98 holders of record of Unison's Common Stock. At the same date, the Company believes that approximately 1,300 additional stockholders held shares under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks. The Company's Common Stock has been traded on The Nasdaq Stock Market's National Market System under the symbol "UNHC" since December 19, 1995. The high and low sales prices as reported by Nasdaq are as follows:

                                                   1995             1996             1997
                                               ------------     ------------     ------------
                                               HIGH     LOW     HIGH     LOW     HIGH     LOW
                                               ----     ---     ----     ---     ----     ---
        First quarter........................   --       --      11 3/4    8 7/8  14 1/2   2 5/8
        Second quarter.......................   --       --      15 1/2   10 1/4  --      --
        Third quarter........................   --       --      15 1/8   10 1/4  --      --
        Fourth quarter.......................    9 3/8    9      13 1/4    8      --      --

     Unison has not paid a common dividend and does not anticipate declaring a common dividend in the near future. Because of its substantial losses in 1996, Unison does not currently satisfy the minimum tangible net worth criteria for maintaining the listing of its common stock on the Nasdaq Stock Market's National Market System. Management is exploring various options for maintaining Unison's stock listing.

ITEM 6.  SELECTED FINANCIAL DATA

                                     UNISON
           SELECTED HISTORICAL AND PRO FORMA COMBINED FINANCIAL DATA
                 (dollars in thousands, except per share data)

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994       1995(1)      1996       1996(2)
                                            ---------   ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA(3):
Total revenues............................  $   4,523   $   7,011   $  18,406   $  68,488   $ 148,674   $182,382
Expenses:
  Wages and related.......................      2,201       3,689       9,593      35,047      85,789     99,833
  Other operating.........................      1,727       2,629       6,462      24,032      64,771     71,664
  Rent....................................        155         206       1,406       6,673      15,658     15,613
  Interest................................         14          44         147       1,176       5,824     15,638
  Depreciation and amortization...........         88         157         286       1,311       4,561      7,500
  Impairment losses.......................         --          --          --          --       3,865      3,865
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Total expenses........................      4,185       6,725      17,894      68,239     180,468    214,113
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Income (loss) before income taxes.....        338         286         512         249     (31,794)   (31,731)
Income taxes (benefit)....................        100         177         172         132      (8,356)   (12,692)
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Net income (loss).....................  $     238   $     109   $     340   $     117   $ (23,438)  $(19,039)
                                            =========   =========   =========   =========   =========   =========
Net income (loss) per share...............  $    0.13   $    0.06   $    0.19   $    0.05   $   (5.01)  $  (3.21)
Shares used in per share calculation......  1,806,164   1,806,164   1,806,164   2,280,213   4,676,037   5,929,037

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994       1995(1)      1996       1996(2)
                                            ---------   ---------   ---------   ---------   ---------   ---------
OTHER DATA:
  Skilled nursing facilities:(4)
    Number of facilities..................          4           6          16          45          54         48
    Number of licensed beds...............        436         671       1,621       4,629       5,455      4,818
    Patient days..........................         --      12,705     112,727     581,410   1,203,655  1,732,584

  Assisted living facilities:(4)
    Number of facilities..................         --           1           4           5           8          8
    Number of units.......................         --          30         104         229         320        320

  Sources of patient revenues:
    Medicare..............................         --         3.4%        9.1%       26.9%       29.5%      30.2 %
    Private pay...........................         --        13.8        32.4        17.2        17.0       18.1
                                            ---------   ---------   ---------   ---------   ---------   ---------
      Quality mix.........................         --        17.2        41.5        44.1        46.5       48.3
    Medicaid..............................         --        82.8        58.5        55.9        53.5       51.7
                                            ---------   ---------   ---------   ---------   ---------   ---------
         Total............................         --       100.0%      100.0%      100.0%        100%       100%
                                            =========   =========   =========   =========   =========   =========

                                                                 AT DECEMBER 31,
                                            ---------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994        1995        1996       1996(5)
                                            ---------   ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA(3):
  Cash and cash equivalents...............  $     169   $     199   $     306   $   6,169   $  17,409   $  4,865
  Working capital (deficiency)............        272         298       1,691        (927)    (13,955)   (14,855)
  Total assets............................        879       1,862       7,468      81,301     230,921    218,377
  Total debt..............................        163         259       2,623      26,737     157,138    143,794
  Stockholders' equity....................       (157)        (47)        736      20,903      11,689     12,489

       NOTES TO SELECTED HISTORICAL AND PRO FORMA COMBINED FINANCIAL DATA

(1) On August 10, 1995, Unison acquired BritWill. The actual results for the year ended December 31, 1995 include the results of operations for BritWill for the five months ended December 31, 1995.

(2) Gives effect to (i) the Dispositions, (ii) the Completed Acquisitions and
    (iii) the Private Offering of the Senior Notes and the application of the net proceeds therefrom, effective, in each case, at the beginning of the period presented.

(3) Historical financial results have been restated to include the accounts of Ampro for all periods presented.

(4) Number of facilities, beds and units expressed are at end of period.

(5) Gives effect to the application of the remaining proceeds of the Senior Notes effective as of December 31, 1996.

                               BRITWILL SEPARATE DATA

    HISTORICAL

     The selected historical financial data set forth below for the year ended December 31, 1994 are derived from BritWill's audited financial statements. The audited financial statements of BritWill for the one month ended July 31, 1995, the six months ended June 30, 1995 and the year ended December 31, 1994, together with the Notes thereto, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" applicable to BritWill's separate historical results and other financial information included herein.

                                          SEVEN MONTHS
                                              ENDED                      YEARS ENDED
                                            JULY 31,                    DECEMBER 31,
                                       -------------------     -------------------------------
                                        1995        1994        1994        1993        1992
                                       -------     -------     -------     -------     -------
                                           (UNAUDITED)                 (IN THOUSANDS)
    Revenues:
      Net patient....................  $38,378     $29,098     $53,801     $32,107     $27,107
      Other..........................      476         759         624         625          70
                                       -------     -------     -------     -------     -------
              Total revenues.........   38,854      29,857      54,425      32,732      27,177
    Expenses:
      Operating......................   28,333      22,666      40,037      23,483      15,162
      General and administrative.....    3,870       3,350       6,252       3,670       6,714
      Rent...........................    5,223       4,719       8,264       5,097       3,750
      Interest.......................      906         571         872         385       2,850
      Depreciation and
         amortization................      591         487         987         704         741
                                       -------     -------     -------     -------     -------
              Total expenses.........   38,923      31,793      56,412      33,339      29,217
                                       -------     -------     -------     -------     -------
    Income (loss) from operations....      (69)     (1,936)     (1,987)       (607)     (2,040)
    Other Income:
         Interest income.............      113          50          55          65         220
                                       -------     -------     -------     -------     -------
    Income (loss) before income
      taxes..........................       44      (1,886)     (1,932)       (542)     (1,820)
    Income taxes.....................       31          26          53          52          --
                                       -------     -------     -------     -------     -------
    Net income (loss)................  $    13     $(1,912)    $(1,985)    $  (594)    $(1,820)
                                       =======     =======     =======     =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act which are based on assumptions set forth in this discussion that could prove to be inaccurate. Important factors that could cause actual events to vary from the discussions herein include the factors discussed in "Business", "-- Overview" and "-- Risks and Uncertainties".

     The following material should be read in conjunction with Unison's Consolidated Financial Statements and related notes thereto for the years ended December 31, 1994, 1995 and 1996. All references in this discussion and analysis to years are to fiscal years ended December 31 of such year.

SIGNIFICANT EVENTS

- On October 31, 1996, Unison completed the private placement of its $100,000,000 12 1/4% Senior Notes Due 2006 (the "Senior Notes").

- On October 31, 1996, Unison completed the Signature Acquisition and the Ampro Acquisition. See "-- Acquisitions and Dispositions".

- On September 30, 1996, Unison announced a plan to dispose of seven (subsequently amended to include eight) underperforming nursing facilities and recorded a $3,865,000 nonrecurring charge in the 1996 third quarter. See
  "-- Acquisitions and Dispositions".

- For the year ended December 31, 1996, Unison recorded a net loss of $23,438,000 compared to net income of $117,000 and $340,000 in 1995 and 1994, respectively. See "-- Results of Operations".

OVERVIEW

     From a financial performance standpoint, 1996 was a very disappointing year for Unison. In 1996, the Company pursued an aggressive expansion program and the financial reporting and management information systems were not adequate for the larger and more complex needs of the Company. On March 11, 1997, the Company announced that it would restate its financial results for the nine months ended September 30, 1996 and estimated that the restatement would be in the range of $5,000,000 to $6,000,000. Unison also stated that its investigation was continuing. On May 12, 1997, after consultation with the Company's auditors, Unison announced that the restatement would be significantly higher than the previous estimate. As a result of the auditor's examination in conjunction with the Company's prior investigation, the restated pretax loss for the nine months ended September 30, 1996 is $14,997,000.

     Despite these difficulties, Unison believes that its core businesses remain fundamentally sound. Its nursing home occupancy levels and quality mix have shown improvement. Unison's quality of care as measured by levels of compliance in state health care surveys is high. Unison's ancillary services subsidiaries (providing therapy, pharmacy and laboratory services both to Unison facilities and those of independent nursing home companies) are generally profitable. As of May 21, 1997, Unison is current in all of its loan and leasehold payment obligations, having recently made the first required interest payment on its Senior Notes. During March 1997, Unison's outside directors took initial steps to replace the Company's chief executive and several of its principal financial officers. Unison also substantially curtailed its acquisition program, reduced its corporate cost structure, and is implementing revenue enhancement programs and expense controls in its nursing homes and ancillary services companies. See "-- Liquidity and Capital Resources." The Company also is pursuing new sources of debt or equity financing to help it rebuild value for its shareholders and note holders. The Company believes that the revenue enhancement and cost containment initiatives and access to cash flows from draws on its line of credit or, if necessary, proceeds from sales of unencumbered assets and additional borrowings, will provide Unison with the liquidity necessary to meet its obligations during 1997.

RISKS AND UNCERTAINTIES

     Risks and uncertainties that may impact future operating results and cash flows include those described below.

     High Leverage and Limited Capital Resources. At December 31, 1996, Unison had approximately $157,138,000 in total long-term indebtedness, which was approximately 93.1% of its total capitalization. It also has significant long-term operating lease obligations (approximately $15,492,000 for 1997 and $164,743,000 in the aggregate). Substantially all of Unison's cash flow and availability under its current lines of credit, together with additional funds from sources yet to be developed, will be needed for the next year and beyond in order to satisfy its working capital, debt service and lease obligations. The Company believes that the revenue enhancement and cost containment initiatives and access to cash flows from draws on its line of credit or, if necessary, proceeds from sales of unencumbered assets and additional borrowings will provide Unison with the liquidity necessary to meet its obligations during 1997. The Senior Notes and Unison's other indebtedness and lease obligations include certain covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, the making of restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. Unison's ability over the near term to respond to unexpected obligations or revenue shortfalls or to other risks and uncertainties is limited.

     Pending Securities Litigation. Unison and certain of its current and former directors and officers (among others) are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, six such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder. While the purported class periods and the named defendants vary, the broadest class period to date asserts that between May 14, 1996 (the date of Unison's announcement of first quarter results) and March 10, 1997 (the date before Unison's March 11 announcement of the restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated. The individual defendants named in some or all of these actions are Jerry M. Walker (the Company's former Chief Executive Officer), Craig Clark (the Company's former Chief Financial Officer), Paul Contris (the Company's former Vice President of Acquisitions), Phillip Rollins (the Company's Chief Operating Officer) and Bruce Whitehead (Chairman of the Board). In addition, the Company is informed that an action has been filed in the Superior Court of the State of California (County of Orange) against the Company and the aforesaid individuals, as well as John T. Lynch, Jr. (a member of the Board of Directors), Trouver Capital Partners, L.P. (a private investment banking firm of which Mr. Lynch is a general partner), Cruttenden Roth Inc. and Wheat First Butcher Singer (the latter two entities are named individually and as representatives of a purported defendant underwriter class). The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

     Market Listing for Equity Securities and Access to Capital
Markets. Because of its substantial losses in 1996, Unison does not currently satisfy the minimum tangible net worth criteria for maintaining the listing of its common stock on The Nasdaq Stock Market's National Market System. If the listing of its common stock is suspended and not renewed, Unison's ability to raise capital in the public or private equity markets will be hampered. Management is exploring options to forestall or ameliorate any such action.

     History of Losses and Accumulated Deficit. Unison began operations in 1992 and, prior to the pooling effects of the Ampro Acquisition on October 31, 1996, it incurred net losses through the third quarter of 1995. Unison reported a small net profit in the fourth quarter of 1995, but it reported substantial losses for 1996. Unison's future profitability will depend upon many factors, including its ability to reduce and control costs, its ability to integrate recently acquired operations, occupancy levels, government regulation and reimbursement policies, competition, Unison's ability to attract and retain qualified personnel at competitive rates, the outcome of pending litigation and general economic conditions. While the Company has instituted revenue enhancement and cost containment programs and continues to work at integrating recent acquisitions, there can be no assurance that Unison will be profitable in the future.

     Risks from Recent Business Expansion. A key element of Unison's business strategy during 1995 and 1996 was to expand through the leasing of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary healthcare businesses or services. The acquisitions of BritWill, Signature, Sunbelt, RehabWest, and Ampro and the formation of Quest occurred pursuant to this strategy. Acquisitions are inherently risky due to the possibility of unknown and unforeseen contingencies affecting the new businesses and due to costs of integrating acquired operations into the overall enterprise. These risks have impacted and may continue to impact Unison's financial performance. Although Unison has substantially curtailed its acquisition strategy, its corporate overhead increased during the second half of 1996 in the expectation that the number and size of acquisitions might continue to grow. This expansion will make it difficult to reduce costs in response to liquidity challenges.

     Management Transition and Dependence on Skilled Personnel. Two of Unison's executive officers, including its CFO and VP of Acquisitions, resigned during the first part of 1997 and its former CEO was terminated pursuant to the terms of his employment agreement. They have not been replaced on a permanent basis. A number of other personnel have also been laid off, primarily in an attempt to control overhead costs. The loss of key personnel could adversely affect Unison's ability to rebuild its financial health.

     Rate Increases on Senior Notes. Pursuant to the Senior Note Registration Rights Agreement, the interest rate payable on Unison's outstanding Senior Notes has temporarily increased from 12.25% to 13.00%, and it is subject to further increases at 90 day intervals (to a maximum rate of 14.25%) until a registration statement for the Senior Notes (or for Exchange Notes on the same terms) is filed and becomes effective with the Securities and Exchange Commission (the "Commission"). Unison has delayed filing the required registration statement while it completed work on its financial statements for 1996, but expects to make the filing in 1997. In light of Unison's 1996 results, the Commission may choose to review that filing. Accordingly, further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are possible.

     Loan and Lease Covenant Violations. Although Unison is current on its payment obligations on its outstanding loans and facilities leases, it is not in compliance with certain covenants under mortgage loans with one lender for six of its health care facilities and with the lease agreements for 23 facilities leased from Omega. Unison has obtained a waiver from Omega for these financial covenant violations as of December 31, 1996, and it is negotiating the terms of revised covenants for the future. Management is attempting to renegotiate the leases; however, there can be no assurance that such restructuring will be accomplished. An acceleration of Unison's obligations under any of its financial instruments or a default under any of its facilities leases could have a material adverse impact on Unison.

ACQUISITIONS AND DISPOSITIONS

     On October 31, 1996, Unison acquired by merger Signature Health Care Corporation and four affiliated companies (collectively, the "Signature Mergers") for a combination of Unison common shares, approximately $37,054,000 in cash and promissory notes totaling approximately $1,146,000. In accordance with an adjustment provision of the Signature Merger Agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) and 238,052 shares of Unison common stock ($684,000 valued as of March 27, 1997). Signature operated 11 long-term care facilities and two assisted living facilities in Arizona and metropolitan Denver, Colorado. Unison also acquired RehabWest (a related rehabilitation company) for approximately $5,350,000 in cash. The Signature Mergers and the acquisition of RehabWest are referred to collectively as the "Signature Acquisition."

     On October 31, 1996, Unison also acquired American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro")(the "Ampro Acquisition") in a pooling of interests transaction. The consideration paid for Ampro included: (a) cash of approximately $237,000; (b) 540,000 shares of Unison Common Stock and (c) a promissory note in the amount of $250,000 which has since been prepaid. Ampro operates medical laboratories in Texas, Missouri and Tennessee which, at March 31, 1997, provided testing services for 275 nursing homes and other healthcare facilities. Summarized results of operations of Ampro are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1994           1995           1996
                                                 ----------     ----------     ----------
        Revenues.............................    $6,000,000     $7,203,000     $6,547,000
        Net income (loss)....................       420,000        143,000       (565,000)

     Other acquisitions that have closed within the past three years include BritWill (1995), Sunbelt (1996) and several smaller facilities or enterprises. See "Business -- Acquisitions."

     On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance (the "Dispositions"). The plan includes the disposition of eight nursing facilities (the "Disposition Facilities"), two of which are closed, which do not meet Unison's operational or financial criteria. Unison also recorded a nonrecurring charge of $3,865,000 in the quarter ended September 30, 1996 to record impairment of long-lived assets and to establish reserves for costs to dispose of the

Disposition Facilities. Four of these facilities were subleased to an unrelated party effective March 1, 1997 and the other four are held for disposition. Results of operations of the Disposition Facilities were as follows:

                                                                       YEARS ENDED
                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Revenues.................................................  $16,269     $14,539
        Net loss before taxes and impairment losses..............       90       2,320

RESULTS OF OPERATIONS

UNISON HISTORICAL

     The following table summarizes selected operating statistics. Pro forma data give effect to the Dispositions as if all of the Disposition Facilities had been disposed of on December 31, 1996.

                                                            AT DECEMBER 31,
                                                        ------------------------     PRO FORMA
                                                        1994     1995      1996        1996
                                                        ----     -----     -----     ---------
    Leased/Owned Facilities:
      Number of facilities..........................     11         42        59          53
      Number of licensed beds:
         Long-term care.............................    631      3,872     5,145       4,508
         Assisted and independent living............    104        112       320         320
    Managed Facilities:
      Number of facilities..........................      9          8         3           3
      Number of licensed beds.......................    990        874       310         310
    Institutional Pharmacies:
      Number of outlets.............................     --          1         2           2
      Nonaffiliated facilities served...............     --         17        42          42
    Therapy Services:
      Nonaffiliated entities served.................     --         --        55          55
    Laboratory Services:
      Nonaffiliated entities served.................    225        260       295         295

     The following table identifies Unison's sources of revenues. Pro forma data give effect to (i) the Dispositions and (ii) acquisitions completed after January 1, 1996 as if such transactions had occurred on January 1, 1996.

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------     PRO FORMA
                                                       1994      1995      1996        1996
                                                       -----     -----     -----     ---------
    Percentage of total revenues:
      Long-term care.................................   67.4%     87.6%     81.0%       84.1%
      Therapy contracts..............................     --        --       8.9         7.5
      Pharmacies.....................................     --       1.0       4.6         3.8
      Medicare Part B billing and supply.............     --       0.9       1.1         1.0
      Laboratory services............................   32.6      10.5       4.4         3.6
                                                       -----     -----     -----       -----
         Total.......................................  100.0%    100.0%    100.0%      100.0%
                                                       =====     =====     =====       =====

     Unison's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement systems and rates among the payor categories, payor mix and the scope and utilization of Unison's ancillary services. Medicare patients generate the highest revenue per patient day, although profitability is not always increased due to the additional costs associated with the higher level of care required by such patients. In general, private pay sources are more profitable to Unison than governmental reimbursement sources. Unison generally derives a higher profit margin from ancillary services than from basic nursing services.

     Data for nursing center operations with respect to sources of net patient revenues by payor type are set forth below (long-term care only). Pro forma data give effect to (i) the Dispositions and (ii) acquisitions completed after January 1, 1996, as if such transactions had occurred on January 1, 1996.

                                                           YEARS ENDED DECEMBER
                                                                    31,
                                                          -----------------------    PRO FORMA
                                                          1994     1995     1996       1996
                                                          -----    -----    -----    ---------
    Medicare...........................................     9.1%    26.9%    29.5%      30.2%
    Private and other..................................    32.4     17.2     17.0       18.1
                                                          -----    -----    -----      -----
      Quality Mix......................................    41.5     44.1     46.5       48.3
    Medicaid...........................................    58.5     55.9     53.5       51.7
                                                          -----    -----    -----      -----
      Total............................................   100.0%   100.0%   100.0%     100.0%
                                                          =====    =====    =====      =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Unison recorded a net loss of $23,438,000 in 1996 and net income of $117,000 in 1995. Loss before taxes amounted to $31,794,000 in 1996 compared to pretax income in 1995 of $249,000. The pretax loss in 1996 is primarily attributable to: (i) write-offs and provisions for doubtful accounts related to management fees and patient and other receivables in the aggregate amount of $4,524,000; (ii) a provision for impairment of long-lived assets and the Dispositions amounting to $3,865,000, (iii) gross receipt taxes, interest, and penalties of approximately $3,565,000, (iv) accrued accounting, legal and other professional fees relating to 1996 matters of $1,300,000, (v) loan transaction costs and fees for debt which has been paid off and acquisition costs of $1,762,000, (vi) increased corporate salary costs from $2,838,000 in 1995 to $5,340,000 in 1996, (vii) a litigation settlement amounting to $725,000 and
(viii) losses from nursing home operations.

     Revenues. Revenues were $148,674,000 in 1996 compared to $68,488,000 in 1995. The $80,186,000 increase is due primarily to revenues from patient services which increased from $64,947,000 in 1995 to $146,379,000 in 1996. Patient days increased from 613,000 in 1995 to 1,235,000 in 1996. The increase in patient days and net patient service revenues is primarily attributable to
(i) the increase in the number of facilities operated, including a full year of operations of the 28 facilities acquired in the BritWill Acquisition on August 10, 1995 and 13 facilities with the Signature Acquisition on October 31, 1996;
(ii) the acquisitions of institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities; and (iii) the increase in Unison's quality mix to 46.5% in 1996 compared to 44.1% in the prior year period. Other operating revenues decreased to $2,295,000 in 1996 from $3,541,000 in 1995 due primarily to the decrease in managed facilities from eight at December 31, 1995 to three at December 31, 1996.

     Wages and Related. Wages and related expense increased 144.8% from $35,047,000 in 1995 to $85,789,000 in 1996 and as a percentage of revenues from 51.2% in 1995 to 57.7% in 1996. The dollar increase is due primarily to the increase in the number of leased facilities operated and an increase in corporate overhead due to Unison's acquisition program during 1996 and accounting and information system conversions. The percentage increase is due primarily to the acquisition of therapy companies which have an inherently higher percentage of salaries to revenues than long-term care providers and an increase in corporate and regional overhead.

     Other Operating. Other operating expenses increased 169.5% from $24,032,000 in 1995 to $64,771,000 in 1996, due primarily to an increase in the number of leased facilities operated as well as (i) a $1,892,000 increase in the provision for doubtful accounts related to management fees and other accounts receivable; (ii) costs associated with acquisition efforts and litigation; and
(iii) increases in corporate overhead. Other operating expenses as a percentage of revenues amounted to 43.6% in 1996 compared to 35.1% in 1995.

     Rent Expense. Rent expense increased 134.6% from $6,673,000 in 1995 to $15,658,000 in 1996. The increase is due primarily to the increase in the number of leased facilities operated. Rent expense as a percentage of revenues increased to 10.5% in 1996 from 9.7% in 1995.

     Interest Expense. Interest expense amounted to $5,824,000 in 1996 compared to $1,176,000 in 1995. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100,000,000 of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "-- Liquidity and Capital Resources." Interest expense as a percentage of revenues increased to 3.9% in 1996 from 1.7% in 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased from $1,311,000 in 1995 to $4,561,000 in 1996. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired in the Signature Acquisition. Depreciation and amortization expense as a percentage of revenues was 3.1% in 1996 and 1.9% in 1995.

     Income Tax Expense (Benefit). Unison recorded an income tax credit for 1996 amounting to $8,356,000, or 26.3% of pretax loss of $31,794,000. The effective tax rate is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax; and (iii) the valuation allowance established against deferred tax assets. Unison recorded a tax provision in 1995 of $132,000, or 53.0% of pretax income. The effective tax rate for 1995 is higher than the statutory federal tax rate due primarily to amortization of intangible assets and other nondeductible expenses.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues. Revenues increased from $18,406,000 in 1994 to $68,488,000 in 1995. The increase is primarily attributable to revenues from patient services which increased from $17,070,000 in 1994 to $64,947,000 in 1995. Patient days increased from 140,000 in 1994 to 613,000 in 1995. Of this growth in patient revenues and census, approximately 90% is attributable to acquisitions, with the remainder attributable primarily to the increase in quality mix and an increase in average census of facilities owned throughout the period. Unison operated 11 leased nursing and assisted living facilities at December 31, 1994 compared to 42 leased nursing and assisted living facilities at December 31, 1995. The revenues related to the 28 facilities acquired from BritWill are included in Unison's results of operations for periods subsequent to July 31, 1995. Management fees and other revenue increased from $1,336,000 in 1994 to $3,541,000 in 1995 as a result of an increase in the number of managed facilities from nine facilities in 1994 to 12 facilities during 1995 (with eight facilities under such management agreements at December 31, 1995).

     Wages and Related. Wages and related expense increased from $9,593,000 in 1994 to $35,047,000 in 1995. The increase in wages and related expense is primarily attributable to the increase in the number of leased facilities operated. Wages and related expense as a percent of revenues decreased from 52.1% in 1994 to 51.2% in 1995 as a result of the higher proportion of revenues from certain ancillary businesses whose operations are less labor-intensive than those of the nursing facilities.

     Other Operating. Other operating expenses increased from $6,462,000 in 1994 to $24,032,000 in 1995. The increase is attributable primarily to an increase in the number of facilities operated. Other operating expenses as a percent of revenues remained constant at 35.1% in 1994 and 1995.

     Rent Expense. Rent expense increased from $1,406,000 in 1994 to $6,673,000 in 1995. The increase is primarily a result of the acquisition of 4 leased facilities during the first seven months of 1995 and an additional 28 facilities from the BritWill Acquisition for the last five months of the year. Rent expense as a percent of patient revenues increased from 7.6% in 1994 to 9.7% in 1995.

     Interest Expense. Interest expense increased from $147,000 in 1994 to $1,176,000 in 1995. The increase is primarily attributable to the agreement entered into in April 1995 to sell the Company's accounts receivable and additional indebtedness assumed in connection with the BritWill Acquisition. Interest expense as a percent of revenues increased from 0.8% in 1994 to 1.7% in 1995.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $286,000 in 1994 to $1,311,000 in 1995. The increase is due primarily to the amortization of goodwill and lease operating rights attributable to the increase in leased facilities, related equipment purchases and leasehold improvements. Depreciation and amortization expense as a percent of revenues increased from 1.6% in 1994 to 1.9% in 1995.

BRITWILL HISTORICAL

Overview

     BritWill's long-term care facilities derived 28.6% of resident care revenue from Medicare and ancillary services for the seven months ended July 31, 1995 compared to 18.8% in the comparable 1994 period. For the year ended December 31, 1994, 17.6% of resident care revenue was derived from Medicare and ancillary services compared with 5.0% for the year ended December 31, 1993.

Seven Months Ended July 31, 1995 Compared to Seven Months Ended July 31, 1994

     Revenues. Revenues increased from $29.9 million in 1994 to $38.9 million in 1995, an increase of 30.1%. These increases are primarily attributable to the expansion of Medicare services; there were 15 facilities in the Medicare program in the first seven months of 1994 compared to 24 in 1995. Medicare and ancillary revenue were 7.0% and 7.0%, respectively, of patient revenues in 1994 compared to 23.0% and 6.0%, respectively, of patient revenues for 1995. Management fee revenues decreased by $120,000 or 75% due to the conversion of 2 facilities from management contracts to leases in November of 1994. However, this decrease was offset by an additional $3.2 million in patient revenues.

     Wages and Related Expense. Wages and related expense increased from $17.0 million in 1994 to $23.3 million in 1995, an increase of 37.1%. Salary and wages increased 18.4%. New leases contributed to $1.7 million of the wage increase. The remaining increase is attributable to increased staffing necessary to support the Company's increased Medicare services.

     Lease Expense. Lease expense increased from $4.7 million in 1994 to $5.2 million in 1995, an increase of 10.6% due to the addition of the 3 facilities in the fourth quarter of 1994.

     General and Administrative. General and administrative expenses increased from $3.4 million in 1994 to $3.9 million in 1995, an increase of 14.7%. This increase is primarily attributable to new leases. As a percentage of revenues, general and administrative expenses declined from 11.2% of revenue in 1994 to 10.0% of revenue in 1995.

     Depreciation and Amortization. Depreciation and amortization increased from $487,000 in 1994 to $591,000 in 1995, an increase of 21.4%. This increase is attributable to additional equipment and leasehold improvements at BritWill's facilities.

     Interest Expense. Interest expense increased from $571,000 in 1994 to $906,000 in 1995, an increase of 58.7%. This increase was primarily due to additional borrowings under the revolving credit facility.

     Income (Loss) before Income Taxes and Net Income. Income before income taxes increased from a loss of $1.9 million for the seven months ended July 31, 1994 to income of $43,880 for the seven months ended July 31, 1995. This was primarily attributable to an increase in acuity of patients and an increase in Medicare patients in 1995; thus, ancillary utilization increased resulting in substantially improved performance. There was no tax benefit provided for the 1994 loss since a valuation reserve was established for such income tax benefits. Net income increased from a net loss of $1.9 million for the seven months ended July 31, 1994 to net income of $13,380 for the seven months ended July 31, 1995.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Revenues. Revenues increased from $32.7 million in 1993 to $54.4 million in 1994, an increase of 66.4%, primarily attributable to the acquisition of nine facility leases in Texas, primarily in the fourth quarter of 1993. In addition, in the latter half of 1994, there was a significant increase in Medicare patient days as there were more Medicare certified facilities. Management fee revenues decreased 28.1% due to the conversion of two facilities from management contracts to leases in June 1994 and two additional facilities in November. The increase in patient census was diluted by a modification in Rule 14 under the Indiana Medicaid reimbursement program. The effect of this ruling decreased revenues by $1.2 million.

     Operating Expenses. Operating expenses increased from $23.5 million in 1993 to $40.0 million in 1994, an increase of 70.2%. Facility salaries and wages increased 68.2%, attributable to new leases in Texas. Ancillary expenses increased $1.7 million due to the increase in the number of facilities participating in the Medicare program.

     Lease Expense. Lease expense increased from $5.1 million in 1993 to $8.3 million in 1994, an increase of 62.7%, due to the new leases.

     General and Administrative. General and administrative expenses increased from $3.7 million in 1993 to $6.3 million in 1994, an increase of 70.3%. This increase is primarily attributable to new leases and additional resources dedicated to expanded Medicare operations in 1994.

     Depreciation and Amortization. Depreciation and amortization increased from $704,000 in 1993 to $987,000 in 1994, an increase of 40.2%. This is primarily attributable to the amortization of leasehold rights recorded as part of the acquisition of five of the Texas facilities in December of 1994.

     Interest Expense. Interest expense increased from $385,000 in 1993 to $872,000 in 1994, an increase of 126.5%, primarily due to the payment of interest on subordinated long-term debt.

     Income/Loss before Income Taxes and Net Loss. Loss before income taxes increased from $542,155 for the year ended December 31, 1993 to $1.9 million for the year ended December 31, 1994. This was primarily attributable to an increase in supplies expense, principally ancillary costs, in 1994 which were not billable to Medicaid. There was no tax benefit provided for the losses since a valuation reserve was established for such income tax benefit. Net loss increased from $593,905 in 1993 to $2.0 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, Unison had $17,409,000 in cash and cash equivalents compared to $6,169,000 at December 31, 1995. The Company had a working capital deficit of $13,955,000 at December 31, 1996 compared to a working capital deficit at December 31, 1995 amounting to $927,000. The working capital deficit shown at December 31, 1996 is primarily the result of current maturities of notes and debt amounting to $33,915,000. Of this amount, approximately $12,545,000 was repaid in January 1997 with proceeds from the Senior Notes and $19,622,000 is classified as a current liability because Unison is not in compliance with certain financial covenants; however, although the financial covenants have not yet been cured, management has no reason to believe that this debt will be accelerated and paid off in 1997.

     Cash used in operations in the year ended December 31, 1996 amounted to $23,658,000 compared to $932,000 in 1995 and $43,000 in 1994. The increase is due primarily to losses from operations for the various reasons described above in the comparison of 1996 to 1995 and a net increase in accounts receivable of $5,310,000, partially offset by an increase in accounts payable and accrued expenses of $2,454,000 and a decrease in prepaid expenses of $825,000.

     Net cash used in investing activities amounted to $48,723,000 in 1996 compared to $3,679,000 in 1995 and $1,630,000 in 1994. In 1996, capital expenditures amounted to $3,587,000 compared to $1,333,000 in 1995 and $995,000 in 1994. Capital expenditures of approximately $2,144,000 are budgeted for 1997 for routine replacements and refurbishment of facilities, which is anticipated to be funded from operating cash flows and borrowings under lines of credit. Expenditures for acquisitions, net of cash acquired, amounted to $41,225,000 in 1996, $40,066,000 of which relates to the Signature Acquisition, compared to $677,000 in 1995 for the BritWill Acquisition and $300,000 in 1994. Increases in intangible and other assets amounted to $2,707,000 in 1996, $1,397,000 in 1995 and $155,000 in 1994.

     Net cash provided by financing activities amounted to $83,621,000 in 1996 compared to $10,474,000 in 1995 and $1,795,000 in 1994. At December 31, 1996,
Unison had $157,138,000 in total debt (93.1% of total capitalization) compared to $26,737,000 (56.1% of total capitalization) at December 31, 1995.

     On October 31, 1996, Unison completed the private placement of $100,000,000 of the Senior Notes. The net proceeds to Unison amounting to $94,550,000 were used to complete the Signature Acquisition and the Ampro Acquisition and prepay certain debt and contingent obligations as described below. Excess proceeds of approximately $15,500,000 were used for acquisitions and working capital. The stated interest rate of 12 1/4% per annum is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Commission within specified time periods. As of December 31, 1996, the interest rate on the Senior Notes was 12.75% and as of May 16, 1997 the interest rate is 13.00%. The interest rate is subject to further increases of 0.25% on June 13, 1997 and every 90 days thereafter (up to a maximum rate of 14 1/4%) until such registration becomes effective.

     In January 1997, Unison repaid with proceeds from the Senior Notes the $8,000,000 subordinated note payable to the former BritWill shareholders (the "Subordinated Note") and $1,750,000 of the contingent obligation due to the former BritWill shareholders. Thereafter, Unison's remaining obligation associated with the BritWill Acquisition is a $9,750,000 contingent obligation (the "Additional Payment Obligation"). The Additional Payment Obligation is payable in monthly installments of $99,000 to $166,000, which includes interest at 12.0% to 14.0%, with a balloon payment of $8,146,000 due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions, are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheet at December 31, 1996. Although this does not change the amount of cash due to the former BritWill shareholders, Unison will record an increase in amortization and interest expense in 1997 in the aggregate amount of approximately $1,600,000. In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10,000,000, the remaining balance of the Additional Payment Obligation will be due in full.

     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan ("Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000 and a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 during 1996 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least
1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, Unison's consolidated net worth was $11,689,000 as of December 31, 1996 and accordingly, the Company was not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and accordingly, classified the entire obligation of $18,640,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.

     Effective February 1, 1996, in connection with the acquisition of Sunbelt Therapy, Unison issued promissory notes and debentures in the aggregate amount of $2,800,000 with interest payable quarterly at 10.0%. The notes and debentures were convertible into shares of Unison Common Stock. In January 1997, Unison repaid $2,000,000 of the notes and debentures with proceeds from the Senior Notes, and the remaining $800,000 principal amount was converted into 105,196 shares of Unison Common Stock. In November 1996, but effective February 1, 1996, Unison repurchased the 10% minority interest in Sunbelt Therapy. Consideration for the purchase was comprised of promissory notes and guaranteed payments totalling $1,876,000, with interest payable quarterly at 9.0% per annum, and 27,942 shares of Unison Common Stock. Additional contingent payments of up to $1,418,000 will be due if specified income targets are achieved by Sunbelt Therapy.

     Unison also entered into a number of capital leases in 1996. At December 31, 1996, capital lease obligations for purchases of computer systems and other fixed assets totalled $2,969,000, payable monthly over three to five years with interest at 11.5% to 12.9%. The leases of two nursing facilities entered into in August 1996 were recorded as capital leases; at December 31, 1996 the aggregate lease obligation amounted to $4,122,000, payable monthly over the lease terms at effective interest rates of 10.5% to 15.0%.

     Unison's minimum annual contractual commitments for leaseholds and principal and interest on debt are expected to be as follows:

                                                     LONG-TERM        OPERATING         TOTAL
                                                        DEBT           LEASES        OBLIGATIONS
                                                    ------------     -----------     ------------
Year ending December 31,
  1997............................................  $ 33,289,000     $15,492,000     $ 48,781,000
  1998............................................    20,878,000      15,591,000       36,469,000
  1999............................................    19,268,000      15,362,000       34,630,000
  2000............................................    25,793,000      14,727,000       40,520,000
  2001............................................    16,499,000      13,975,000       30,474,000
  Thereafter......................................   177,071,000      89,596,000      266,667,000

     Unison finances its working capital needs out of its operating cash flows and under a $10,000,000 revolving credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0% (10.25% at December 31, 1996) and are secured by certain of Unison's eligible accounts receivable. On October 31, 1996, Unison repaid the outstanding balance of $8,900,000 (plus $200,000 of fees) with proceeds from the Senior Notes. There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until May 26, 1998. Unison is currently working with several lenders in an effort to replace the existing credit facility and increase the availability of working capital.

     On April 21, 1997, the Company obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, Messrs. Kremser and Whitehead. The loan bears interest at prime plus 2% and is due on the earlier of 30 days notice or August 1, 1997. The loan (and other Company indebtedness to Messrs. Kremser and Whitehead and their affiliates) is secured by a pledge of certain other accounts receivable and the stock of certain Unison subsidiaries.

     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial and reporting covenants including current ratio and cash flow ratio and maintenance of specified levels of net worth. At December 31, 1996, Unison was not in compliance with many of these covenants. At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The Britwell Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the Britwell Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega has waived all existing covenant violations through April 11, 1997. The Company may not be in compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. Management is attempting to renegotiate the leases; however there can be no assurance that such restructuring will be accomplished.

     Unison's primary response to these developments has been to reduce costs wherever possible without adversely impacting the quality of care and ancillary services it provides. The number of corporate office personnel has been reduced by approximately 35%, from 142 on December 31, 1996 to 92 on May 15, 1997. Cost cutting and revenue enhancement initiatives are also underway at the nursing homes and ancillary services companies.

     The Company believes that its revenues from operations and its existing $10,000,000 line of credit facility may be sufficient to meet its near-term cash flow and capital requirements. However, these funds might not be adequate in the event of a material reduction in revenues or increase in expenses or if other risks identified above were to occur. The Company is attempting to develop lending relationships that will use the Company's available accounts receivable and other available assets to reduce overall borrowing costs and, if necessary, supply additional working capital. The Company also intends to explore opportunities for a secured or unsecured term loan or for equity financings, should that prove necessary or desirable. There can be no assurances that such financings will be available or, if available, that necessary funds will be available on terms favorable to Unison and its shareholders.

     Inflation. The Company does not believe that inflation has adversely affected the Company's business during the past three years, even though Medicare and Medicaid reimbursement rates in some areas have not kept pace with inflation. To the extent inflation occurs in the future, the Company may not be able to pass on the increased costs associated with providing health care services to patients if reimbursement from third party payors does not keep up with such increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements are presented on pages F-1 through F-42 of the report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As described more fully under "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, the Company discovered early in 1997 that its operating results for the nine months ended September 30, 1996 were worse than reported. Unison's independent directors took steps to redirect the financial and executive leadership and direction of the Company. In connection with these changes Mr. Walker ultimately was terminated as an officer and employee of the Company and Messrs. Clark and Contris ultimately resigned as executive officers, directors and employees of the Company. David A. Kremser, a Unison director who served as president and CEO of Signature until it was acquired by Unison in October 1996, has served as Chairman of the Executive Committee of the Board of Directors since April 1997. Warren K. Jerrems has served as the Company's Chief Accounting Officer since April 24, 1997.

     The following table sets forth certain information with respect to the current directors and executive officers of the Company.

            NAME              AGE                 POSITION WITH THE COMPANY
----------------------------  ----    -------------------------------------------------
Phillip R. Rollins..........    39    Executive Vice President-Operations,
                                      Chief Operating Officer, Director
L. Robert Oberfield.........    59    President, Quest Pharmacies, Inc.
Paul G. Henderson...........    41    President, Sunbelt Therapy Management Services,
                                      Inc.
Terry Troxell...............    46    Senior Vice President - Clinical Operations
William G. Allen, Jr........    46    Senior Vice President - Operations
Bruce H. Whitehead(1).......    44    Chairman of the Board, Director
John T. Casey(2)............    51    Director
Tyrrell L. Garth(2)(3)......    48    Director
David A. Kremser(1)(3)(4)...    49    Director
John T. Lynch, Jr.(1)(2)....    48    Director
Jerry M. Walker.............    52    Director
Mark W. White(2)(3).........    57    Director

---------------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Mr. Kremser became a director of Unison upon the closing of the Signature Acquisition. Since April 1997, Mr. Kremser has served as Chairman of the Executive Committee of the Board of Directors.

     Phillip R. Rollins, 39, has served as the Executive Vice President and Chief Operating Officer of Unison since it commenced operations in July 1992, when he founded Unison with Mr. Walker and Mr. Contris. From June 1989 until joining Unison, he worked with Mr. Walker and Mr. Contris as the Director of Operations of Samaritan Senior Services, Inc. ("Samaritan"), a regional operator of subacute and long-term care facilities based in Phoenix, Arizona. Prior to joining Samaritan, Mr. Rollins was the Director of Medicare and Ancillary Services for Life Care Centers of America, a private operator of long-term care facilities headquartered in Cleveland, Tennessee. Mr. Rollins is a member of the American College of Health Care Administrators.

     L. Robert Oberfield, 59, has been President of Quest Pharmacies, Inc., a subsidiary of Unison, since it was organized in March 1995. From December 1992 to March 1995, he was employed by Sunscript Pharmacy Corp., a subsidiary of Sun Healthcare Company, most recently as President. From September 1990 to December 1992 he was employed by RDS Acquisition Corp. ("RDS"). RDS commenced bankruptcy proceedings in December 1991. At the time the proceedings commenced, Mr. Oberfield was the Senior Vice President of RDS, and he served as its President thereafter until December 1992.

     Paul G. Henderson, 41, has served as President of Sunbelt Therapy Management Services, Inc. since the acquisition of Sunbelt by Unison in March 1996. For the past six years, Mr. Henderson has been active in the founding and management of physical therapy service providers (such as Sunbelt) and in providing patient care.

     Terry Troxell, 46, has served as Director of Professional Services of Unison since it commenced operations in July 1992. On November 15, 1994, she became Vice President of Clinical Operations of Unison and on September 6, 1996 she became Senior Vice President of Clinical Operations. From July 1991 until July 1992, Ms. Troxell served as Director of Professional Services of Samaritan Senior Services, Inc. Prior to joining Samaritan Senior Services, she was employed by the Arizona Department of Health from 1985 until 1991, where she served as Program Manager of Health Care Facility Licensure and Enforcement, overseeing the licensing, certification and enforcement of all licensed healthcare facilities in Arizona. Ms. Troxell is a licensed Registered Nurse and a Certified Gerontologist Clinical Specialist. She sits on the American Health Care Association's national facility standards committee and Long-Term Care Nurse Council. She is a member of the American Gerontological Nurses Association and the Association for Professionals in Infection Control and Epidemiology.

     William G. Allen, Jr., 46, has been Senior Vice President - Operations since October 14, 1996. Prior thereto he was a Regional Vice President for Unison (since November 1994), and before that he was Executive Director of Plantation Manor Incorporated, a private operator of skilled nursing and assisted living facilities.

     Bruce H. Whitehead, 44, has served as the Chairman of the Board of Unison since August 1995. He is also President and Chief Executive Officer of the general partner of Whitehead Family Investments, Ltd. Prior to joining Unison, Mr. Whitehead was Chairman of BritWill from its inception in 1992. From 1984 through 1992, Mr. Whitehead was President of The BritWill Company, which also invested in and managed long-term care facilities.

     John T. Casey, 51, has served as a Director of Unison since August 1995. Mr. Casey is the Chief Executive Officer of InteCare LLC, a hospital management firm in Irving, Texas. From October 1991 through August 1995, Mr. Casey was the Chief Operating Officer of American Medical International, a publicly traded hospital management company. Prior to October 1991, Mr. Casey was President of Samaritan Health Services, a hospital and long-term care provider.

     Tyrrell L. Garth, 48, has served as a Director of Unison since August 1995. Mr. Garth became President of Cheyenne Capital in Beaumont, Texas, a personal investment firm, in 1996. Prior thereto he was a partner in the law firm of Moore, Landry, Garth, Jones, Barmeister and Hulett, LLP, which served as general counsel to BritWill prior to its acquisition by Unison in August 1995.

     David A. Kremser, 49, founded Signature Health Care Corporation in July 1987 and served as its Chairman, President, Chief Executive Officer and a Director until it was acquired by Unison in October 1996. Mr. Kremser also served as the Chief Executive Officer for each of the other Signature Affiliates. From January 1985 through 1987, Mr. Kremser was a Director and Executive Vice President of Columbia Corporation, a long-term care company, and the President of Columbia West Corporation, a subsidiary of Columbia Corporation. Prior to joining Columbia Corporation, he was affiliated with ARA Services, Inc. ("ARA"), most recently with responsibility for ARA's operations in California, Colorado, Wyoming and Texas.

     John T. Lynch, Jr., 48, has been a director of Unison since June 1992. Mr. Lynch was also a director of BritWill since 1992. In January 1990, he co-founded Trouver Capital Partners, L.P. ("Trouver"), a private investment banking firm and serves as one of its general partners. Mr. Lynch was Managing Director and a member of the Health Care Finance Group of Furman Selz Incorporated, and was Managing Director and head of Health Care Finance Groups at Thomson McKinnon Securities, Inc. and Dean Witter Reynolds, Inc. for the period 1980 through 1990.

     Jerry M. Walker, 52, served as President and Chief Executive Officer of the Company from the time it commenced operations in July 1992. From June 1989 until joining the Company, he was the Chief Executive Officer of Samaritan. Mr. Walker is a member of the American College of Health Care Administrators and is a Certified Public Accountant.

     Mark W. White, 57, has served as a Director of Unison since August 1995. Mr. White has been an attorney in private practice since 1987. From 1983 to 1987, Mr. White served as Governor of the State of Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 1996, except that Mr. Walker, Mr. Contris, Mr. Clark, Mr. Oberfield and Ms. Troxell have not yet reported on a Form 5 for the year ended December 31, 1996 a repricing of options on January 16, 1996 and Mr. Rollins has not yet amended a Form 5 to report the same repricings.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, with respect to the years ended December 31, 1996 and 1995, compensation awarded to, earned by or paid to (i) Unison's Chief Executive Officer throughout 1996 and (ii) the four other executive officers who were serving as executive officers at December 31, 1996 and whose total salary and bonus exceeded $100,000.

                         SUMMARY COMPENSATION TABLE (1)

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                        ANNUAL           ------------
                                                     COMPENSATION         SECURITIES
                                                  -------------------     UNDERLYING
                                                   SALARY      BONUS     OPTIONS/SARS     ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR      ($)         ($)         (#)(2)       COMPENSATION
----------------------------------------  ----    --------    -------    ------------    ------------
Jerry M. Walker,........................  1996    $275,000    $41,250        33,924
  President, Chief Executive Officer(3)   1995     200,000    $37,500        33,924
                                          1994     161,952
Phillip R. Rollins,.....................  1996    $220,000    $33,000        73,924
  Executive Vice President -              1995     200,000     30,000        33,924
  Operations, Chief Operating Officer     1994     138,515
Craig R. Clark,.........................  1996    $220,000    $33,000       133,924
  Executive Vice President,               1995     184,373     30,000        33,924        $175,000(5)
  Chief Financial Officer                 1994      14,231     20,000                        88,250(6)
  Accounting Officer(4)
Paul J. Contris,........................  1996    $220,000    $33,000        65,443
  Executive Vice President -              1995     200,000     30,000        33,924
  Acquisitions and Development(7)         1994     138,515
L. Robert Oberfield,....................  1996    $136,800                   16,185
  President, Quest Pharmacies, Inc.       1995      64,000                    6,185

---------------
(1) Certain columns have been omitted where there has been no compensation paid or awarded to or earned by any of the named executives required to be reported in such columns.

(2) The amounts shown for 1996 include both new option grants and outstanding options from prior years that were granted during 1995 and "repriced" during 1996.

(3) On May 22, 1997, but effective April 25, 1997, Mr. Walker was terminated as an officer and employee of the Company pursuant to his employment contract.

(4) Effective March 14, 1997, Mr. Clark resigned as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and as a Director.

(5) Represents a payment equal to one year's base salary in connection with the termination of Mr. Clark's employment agreement with BritWill.

(6) Includes consulting fees of $87,750 paid by BritWill before Mr. Clark became an employee of BritWill and $500 of fees as a director of BritWill. See
    "-- Employment Contracts, Termination of Employment, and Change-in-Control Arrangements."

(7) Mr. Contris served as Unison's Executive Vice President - Finance and Chief Accounting Officer from August 15, 1995 until June 1996. Effective March 15, 1997, Mr. Contris resigned as Executive Vice President -- Acquisitions and Development and as a Director.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

     The following table sets forth information about stock option grants during the last fiscal year to the past and present executive officers named in the Summary Compensation Table.

                                          INDIVIDUAL GRANTS
                         ----------------------------------------------------
                                        PERCENT OF                                 POTENTIAL REALIZABLE
                                          TOTAL                                            VALUE
                          NUMBER OF      OPTIONS/                                 AT ASSUMED ANNUAL RATES
                          SECURITIES       SARS                                       OF STOCK PRICE
                          UNDERLYING    GRANTED TO    EXERCISE                         APPRECIATION
                         OPTION/SARS    EMPLOYEES      OR BASE                      FOR OPTION TERM(4)
                           GRANTED      IN FISCAL       PRICE      EXPIRATION     -----------------------
         NAME               (#)(1)       YEAR(2)      ($/SH)(3)       DATE         5% ($)       10% ($)
-----------------------  ------------   ----------   -----------   ----------     --------     ----------
Jerry M. Walker........           0         0.00%             --           --
Phillip R. Rollins.....      40,000         9.70%          $9.50     9/6/2006     $238,980     $  605,622
Craig R. Clark.........     100,000        24.25%    $9.00-$9.50     9/6/2006      578,583      1,466,243
Paul J. Contris........      40,000         9.70%          $9.50     9/6/2006      238,980        605,622
L. Robert Oberfield....      10,000         2.42%          $9.50     9/6/2006       59,745        151,406

---------------
(1) Consists entirely of stock options.

(2) Based on total grants during the fiscal year of 412,412.

(3) The options were granted with an exercise price of $13.75 per share and were repriced in December 1996 to $9.50 per share.

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the repriced exercise price and sold on the last day of its term at the appreciated price.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE
                                    TABLE(1)

     The following table sets forth information with respect to the past and present executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises during the last fiscal year.

                                                               NUMBER OF
                                                              SECURITIES               VALUE OF
                                                              UNDERLYING              UNEXERCISED
                                                              UNEXERCISED            IN-THE-MONEY
                                                            OPTIONS/SARS AT         OPTIONS/SARS AT
                                                          FISCAL YEAR-END (#)     FISCAL YEAR-END ($)
                                                             EXERCISABLE/            EXERCISABLE/
NAME                                                         UNEXERCISABLE         UNEXERCISABLE(1)
--------------------------------------------------------  -------------------     -------------------
Jerry M. Walker.........................................     16,962/ 16,962          $69,968/$ 69,968
Phillip R. Rollins......................................     16,962/ 56,962           69,968/ 214,968
Craig R. Clark..........................................     16,962/116,962           69,968/ 462,468
Paul J. Contris.........................................      8,481/ 56,962           34,984/ 179,984
L. Robert Oberfield.....................................      2,474/ 13,711           10,205/  46,455

---------------
(1) Value as of December 31, 1996 is based upon closing bid price of $13.125 as reported on the Nasdaq National Market for December 31, 1996, minus the exercise price after repricing, multiplied by the number of shares underlying the option.

COMPENSATION OF DIRECTORS

     The nonemployee directors of Unison receive an annual retainer of $10,000, $1,000 for each Board and Committee meeting attended, plus reimbursement of expenses, and the right to participate in the Option Plan. Directors who are also executive officers of Unison receive no additional compensation for serving on the Board of Directors. Mr. Kremser receives compensation pursuant to a services agreement described elsewhere herein. As compensation for services on the Executive Committee, Mr. Lynch will receive additional fees in an amount yet to be determined by the Board of Directors.

THE 1995 STOCK OPTION PLAN

     Unison's 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors effective July 10, 1995 and approved by the stockholders on August 8, 1995. The Board of Directors approved on September 6, 1996, and Unison's stockholders approved at the Unison Special Meeting on October 28, 1996, an amendment to the Option Plan (the "Option Plan Amendment") which increased the number of shares of Unison Common Stock authorized for issuance under the Option Plan from 511,046 to 800,000.

     The Option Plan is divided into two separate components: (i) a Discretionary Option Grant Program under which eligible individuals may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price determined by the Plan Administrator and (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Unison Common Stock at an exercise price equal to 100% of their fair market value on the grant date.

     The Discretionary Option Grant Program is administered by the Compensation Committee. The Compensation Committee as Plan Administrator has complete discretion to determine which eligible individuals are to receive option grants, the time or times when such option grants are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-qualified stock option under the Federal tax laws, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     Upon an acquisition of Unison by merger, consolidation or reorganization, each outstanding option may be substituted with shares of the acquiring company or such option may be canceled in consideration for a cash payment to the optionee of an amount per option share equal to the excess of the highest fair market value of Unison Common Stock during the 60-day period preceding the acquisition over the option exercise price. A similar cash payment will be made to each optionee upon the dissolution or liquidation of Unison.

     The Plan Administrator has the authority to effect the cancellation of outstanding options under the Discretionary Option Grant Program in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of Unison Common Stock on the new grant date.

     Under the Automatic Option Grant Program, each individual serving as a non-employee member of the Board of Directors of Unison on the date of adoption of the Option Plan by the Board of Directors received an option grant on such date for 9,246 shares of Unison Common Stock, except that the Chairman of the Board of Directors received an option for 10,496 shares. The Option Plan Amendment increased these amounts. Nonemployee Directors are now entitled to receive annual option grants in respect of 15,000 shares (17,500 shares in the case of the Chairman of the Board) for 1996 and at each subsequent annual meeting of stockholders.

     Each automatic grant becomes exercisable 50% one year after the grant and 100% two years after the grant and has a term of 10 years, subject to earlier termination following the optionee's removal from the Board of Directors for cause.

     The Board of Directors may amend or modify the Option Plan at any time. The Option Plan will terminate on July 9, 2005, unless sooner terminated by the Board of Directors.

     Effective August 10, 1995, the Board of Directors granted options to purchase 261,520 shares of Unison Common Stock in the aggregate under the 1995 Plan to certain employees of Unison, including each of the executive officers in the following amounts: Jerry M. Walker, Philip R. Rollins, Craig R. Clark and Paul J. Contris, 33,924 shares each, which vest over a two-year period from the grant date; and to L. Robert Oberfield and Terry Troxell, 6,185 shares each, which vest over a four-year period from the grant date. All of the options have an exercise price (after repricing in January 1996) of $9.00 per share, the fair market value of the Common Stock on the grant date, as determined by the Board of Directors.

     In September 1996 the Compensation Committee of the Board of Directors confirmed a special, one-time grant (originally promised in July 1996 subject to Compensation Committee Approval) of options for 60,000 shares to Craig R. Clark having an exercise price of $9.50 per share, in conjunction with his assumption of additional responsibilities as Unison's Chief Accounting Officer. On the same date, the Compensation Committee recommended, and the full Board approved, the issuance of options for an additional 324,350 shares to Unison employees at an exercise price of $13.75 per share (subsequently repriced at $9.50 per share), including options for 40,000 shares each to Messrs. Rollins, Contris and Clark, options for 10,000 shares to each of Mr. Oberfield and Mr. Henderson, options for 6,500 shares to William Allen and options for 7,500 shares to Ms. Troxell. Mr. Allen received an additional option grant in October 1996 for 10,000 shares at an exercise price of $10.50 per share. The following table sets forth stock options granted in 1996.

                               1996 OPTION GRANTS
                            UNISON STOCK OPTION PLAN

                                                                                NUMBER OF
    NAME AND POSITION                                                         OPTION SHARES
    ----------------------------------------------------------------------    -------------
    Jerry M. Walker, President, CEO.......................................              0
    Phillip R. Rollins, Executive Vice President..........................         40,000
    Craig R. Clark, Executive Vice President..............................        100,000
    Paul J. Contris, Executive Vice President.............................         40,000
    L. Robert Oberfield, President,
      Quest Pharmacies, Inc...............................................         10,000
    Executive Group (8 persons)...........................................        224,000
    Non-Executive Director Group..........................................         92,500
    Non-Executive Officer Employee Group..................................        188,412

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     Prior to its initial public offering in 1995 Unison entered into employment agreements with each of Messrs. Walker, Rollins and Contris, among others. Each of these employment agreements provided that it would expire in August 1998, subject to automatic renewal for successive one-year periods unless either Unison or the employee gave notice of non-renewal 30 days prior to expiration. As of December 31, 1996, the employment agreements provided for an annual base salary of $275,000 for Mr. Walker and $220,000 for each of Messrs. Rollins and Contris and the right to earn quarterly and annual incentive compensation totalling at least 60% of base salary, based on Unison's attainment of its quarterly and annual budget as reflected in its quarterly and annual filings with the Commission. The employment agreements provided that in the event of termination by Unison other than for cause, Unison would pay the employee one year's base salary or his base salary for the remaining term of the agreement, whichever is longer, and the employee's pro-rated performance bonus. If any of the employment agreements were not renewed at the end of the initial or subsequent term, the employee would be entitled to receive one year's base salary plus the employee's pro-rated performance bonus. The employment agreements contain a one-year nonsolicitation of employees and customers provision. Each contract also permitted termination upon Unison's failure to meet certain financial covenants under pledge agreements that secure Unison's obligations incurred in the BritWill Acquisition. See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions." Each contract also provided that the officer could be terminated for cause defined in part as a material neglect of duties. In the event of a for cause termination, the officer is entitled to the equivalent of one month's salary. Mr. Contris resigned as an officer, director and employee of Unison effective May 1, 1997 and will receive in severance three month's salary ($55,000) plus accrued vacation benefits. Mr. Walker was terminated as an officer and employee effective April 25, 1997 and received as severance one month's salary ($22,917).

     Unison initially entered into an employment agreement with Mr. Clark for an eighteen-month term beginning in August 1995 at an annual base salary of $200,000 and incentive compensation as described above. The employment agreement provided that upon termination other than for cause, Mr. Clark would be entitled to receive one year's base salary or his base salary for the remaining term of the agreement, whichever was longer, and his pro-rated performance bonus. The employment agreement contains a one-year nonsolicitation of employees and customers provisions. Mr. Clark's employment agreement with BritWill was terminated in connection with the BritWill Acquisition, and Mr. Clark received a payment of $175,000 (equal to one year of base salary) pursuant thereto. Mr. Clark resigned as an officer, director and employee in April 1997 and received in severance an amount equal to one month's salary ($18,333) plus accrued vacation benefits.

     Unison entered into an employment agreement with Mr. Oberfield for a one-year term beginning in May 1995, subject to automatic renewal for successive one-year terms unless either Unison or Mr. Oberfield has given notice of non-renewal 30 days prior to expiration. The employment agreement provides for an initial annual base salary of $96,000. The annual base salary increased to $136,800 as of January 1996 because Quest became profitable during 1995. Mr. Oberfield is also entitled to participate in Unison's incentive compensation program for key employees, up to a maximum award of 15% of his base salary. If the employment agreement is not renewed by Unison other than for cause, Unison must pay Mr. Oberfield one year's base salary and his pro-rated incentive compensation. The employment agreement contains a one-year nonsolicitation of employees and customers provision. During 1995, Mr. Oberfield was granted an option to purchase 6,185 shares of Unison Common Stock under the Option Plan, and in September 1996 he was granted an option to purchase an additional 10,000 shares at $13.75 per share which were subsequently repriced at $9.50 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Prior to August 1995, decisions concerning compensation of executive officers were made by an Executive Committee of the Board of Directors, consisting of Messrs. Walker, Rollins and Contris. On August 17, 1995, the Board of Directors created a Compensation Committee consisting of Messrs. Garth, White and Casey. See Item 10, "Directors and Executive Officers of the Registrant."

     At the time that Unison acquired BritWill in August 1995, Mr. Garth was outside counsel, a former director and a shareholder of BritWill, and Mr. White was a director and shareholder of BritWill. Mr. Garth and Mr. White have (or had) direct or indirect material interests in the following recent or anticipated transactions with BritWill or Unison.

     - As former shareholders of BritWill, Mr. Garth and Mr. White have participated and will participate pro rata in all acquisition payments made and acquisition obligations incurred by Unison in connection with the BritWill Acquisition (the "BritWill Acquisition Obligations"). The BritWill Acquisition Obligations are secured by stock pledge agreements from Messrs. Walker, Rollins, Clark and Contris. The BritWill Acquisition Obligations paid through December 31, 1996 include $5.6 million of principal, $853,000 of interest, $2.3 million of payment on monthly contingent obligations and 561,815 shares of Unison Common Stock delivered to the former BritWill shareholders. The proceeds from the sale of the Original Notes were used (in part) to prepay in January 1997 the remaining $8.0 million outstanding under the BritWill Note and $1.75 million of contingent payment obligations, after which the remaining BritWill Acquisition Obligations are solely Additional Payment Obligations totaling approximately $9.8 million ($14.1 million including an interest component), primarily due on the earlier of Unison's next public or private sale of debt or equity securities exceeding $10 million or August 9, 2000.

     - Mr. Garth had a $400,000 interest in a $2.5 million promissory note payable by BritWill and bearing interest at the rate of 12% per annum (the "Participation Note"). The Participation Note was refinanced by BritWill when it was acquired by Unison, and the $3.4 million refinancing note (the "Renewal Note") was ultimately repaid from the proceeds of Unison's IPO in 1995.

     - Mr. Garth's company, Cheyenne Capital, received consulting fees of $24,000 per year from Unison through December 31, 1996, when the consulting agreement was terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Unison Common Stock at March 31, 1997 (December 31, 1996 in the case of U.S. Bancorp) with respect to (i) each person known to Unison to own beneficially more than five percent of the outstanding shares of Unison Common Stock, (ii) each director of Unison, (iii) each of the executive officers listed in the Summary Compensation Table set forth herein and (iv) all directors and executive officers of Unison as a group.

                                                                         SHARES BENEFICIALLY
                                                                              OWNED(1)
                                                                     ---------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                      NUMBER             PERCENT
-------------------------------------------------------------------  ---------           -------
David A. Kremser(2)................................................  1,540,431            23.80%
Bruce H. Whitehead(3)..............................................    463,337             7.21
U.S. Bancorp
  111 SW Fifth Avenue
  Portland, Oregon 97204...........................................    369,100             5.75
Jerry M. Walker(4).................................................    329,336             5.11
Phillip R. Rollins(5)..............................................    327,136             5.08
Paul J. Contris(6).................................................    201,775             3.14
John T. Lynch, Jr.(7)..............................................    152,208             2.37
Craig R. Clark(8)..................................................     54,984                *
Mark W. White(9)...................................................      7,665                *
Tyrrell L. Garth(10)...............................................      4,623                *
John T. Casey(11)..................................................      6,623                *
L. Robert Oberfield(12)............................................      3,724                *
All executive officers and directors as a group (14 persons)(13)...  3,170,737            48.32

---------------
  *  Less than one percent

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Includes 1,490,431 shares of Unison Common Stock issued to Mr. Kremser in the Signature Acquisition, including additional shares issued to him as part of the Equity Adjustment Amount, and 50,000 shares issuable pursuant to vested options.

 (3) Includes 458,089 shares of Unison Common Stock issued to Whitehead Family Investments, Ltd. ("WFI") upon conversion of the Convertible Debenture issued to the former shareholders of BritWill as partial payment of the purchase price for the BritWill Acquisition. Mr. Whitehead has sole voting and investment power with respect to the shares held by WFI. Does not include 22,748 shares of Unison Common Stock issuable upon exercise of outstanding options which will vest in August 1997 and thereafter. Includes 5,248 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (4) Currently 265,518 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (5) Currently 132,759 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Does not include 56,962 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (6) Currently 86,294 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 8,481 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (7) Includes 10,140 shares of Unison Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Excludes 19,623 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (8) Includes 38,022 shares of Unison Common Stock as to which Mr. Clark currently shares investment power with Bruce H. Whitehead, which shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

 (9) Does not include 19,623 shares of Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(10) Does not include 19,623 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(11) Includes 4,623 shares of Unison Common Stock issuable upon the exercise of immediately exercisable options, but does not include another 19,623 shares issuable upon exercise of options that will vest in August 1997 and thereafter.

(12) Does not include 13,711 shares of Unison Common Stock issuable upon exercise of options which will vest over a period beginning in August 1997. Includes 2,474 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(13) Includes a total of 140,529 shares of Unison Common Stock issuable upon exercise of immediately exercisable options (including those described in the preceding footnotes).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     When Unison acquired BritWill in August 1995, Mr. Whitehead indirectly owned approximately 81.5% of BritWill's outstanding stock and served as its Chairman and as a director. As a result of this interest in the

BritWill Acquisition Obligations, Mr. Whitehead currently is beneficially Unison's second largest shareholder and one of its largest creditors. Mr. Clark was a BritWill shareholder and served as BritWill's Executive Vice President and Chief Financial Officer at the time Unison acquired BritWill. Messrs. Garth, Lynch and White were also BritWill shareholders and directors. For information concerning recent and anticipated transactions with BritWill or Unison in which Messrs. Garth or White had or have a material direct or indirect interest, see
Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions." Messrs. Clark, Lynch and Whitehead also have pro rata interests in the BritWill Acquisition Obligations described therein.

     Mr. Whitehead has (or had) a direct or indirect material interest in the following additional recent or anticipated transactions with BritWill or Unison.

     - Prior to Unison's acquisition of BritWill, Mr. Whitehead sold certain healthcare facilities or related interests to BritWill and acquired certain other direct and indirect financial interests and obligations related to BritWill's healthcare facilities, some of which have continued thereafter. Through BritWill Texas, Mr. Whitehead is the indirect owner and lessor of six of the long-term healthcare facilities that Unison leases in Texas (including three of the Disposition Facilities that were subleased to an unrelated party effective March 1, 1997) with 767 licensed beds and an annual base rental of $1.1 million, which is approximately the amount of the annual payment obligations on the related $10.2 million acquisition mortgage loan secured by those facilities from Omega, an unrelated party, plus payments due on certain seller subordinated notes incurred when BritWill Texas acquired the facilities. The parties are currently in the process of restructuring the ownership structure for three of the six facilities to eliminate BritWill Texas from the chain of title. The parties anticipate that BritWill Texas will convey fee title to the three facilities to Omega and that Omega will then lease the facilities to BritWill Investments - II, Inc., a subsidiary of Unison, on substantially the same economic terms that existed under the BritWill Texas mortgage. Mr. Whitehead, who had guaranteed the BritWill Texas loan, will remain liable under his guaranty for all obligations owing under the new lease. Mr. Whitehead is also the guarantor of BritWill's (now Unison's) obligations under the leases of all fourteen other healthcare facilities that are leased from Omega.

     - Mr. Whitehead directly or indirectly owned all of the interests in the Participation Note and the Renewal Note (as described in Item 11 above) that were not owned by Mr. Garth.

     - From time to time both before and after Unison's acquisition of BritWill, Mr. Whitehead has made loans and other financial accommodations to BritWill (now Unison). In addition to the Renewal Note and a portion of the BritWill Acquisition Obligations, $750,000 of loans from Mr. Whitehead or his affiliates was repaid from the proceeds of the IPO. A Unison subsidiary is obligated to repay to an affiliate of Mr. Whitehead five unsecured promissory notes in the amounts at December 31, 1996 of $1.2 million, $392,000, $319,000, $194,000, and $401,000 with interest at rates currently ranging from 9.0% to 10.75% per annum and with scheduled maturities in November 2001 and October 2004. Aggregate monthly payments on these five notes total approximately $39,000. In addition, approximately $1.1 million of the proceeds from a $7.5 million short-term borrowing agreement (the "Bank Financing") was used to repay a loan from Mr. Whitehead that bore interest at the rate of 12% per annum. The Bank Financing was repaid from the proceeds of the sale of the Senior Notes.

     - On April 21, 1997, the Company obtained a $2,950,000 loan for general working capital purposes from Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd., as joint lenders. Elk Meadows Investments, L.L.C. is controlled by David Kremser and BritWill Investments Company, Ltd. is controlled by Bruce Whitehead. The loan matures on the earlier of August 1, 1997, or 30 days after written demand from the lenders, subject to earlier maturity in the event of acceleration upon a default. Interest accrues on the loan at the Prime Rate plus 2%, subject to an increase in the rate upon a default. Interim payments on the loan are not required prior to maturity. The Company paid a loan fee of $29,500 at the closing, and also agreed to pay all of the lenders' out of pocket fees and costs, including attorneys fees and costs, in an amount not yet determined or demanded by the lenders. Repayment of the loan is secured by (i) a pledge from the Company of approximately $5 million of accounts receivable generated by certain of the Company's affiliates and assigned to the Company, and (ii) a pledge from the Company of its stock in those affiliates of the Company that either assigned their accounts receivable to the Company so they could be pledged by the Company as security for the subject loan or control the entities that assigned such accounts receivable. The collateral securing the loan also secures repayment of other obligations owing from the Company and its affiliates to Messrs. Whitehead and Kremser, and to individuals and entities related to them.

     In addition to his interests as a former director and shareholder of BritWill, Mr. Lynch is a General Partner of Trouver. Trouver (a) earned financial advisory fees of $675,000 in connection with Unison's acquisition of BritWill, (b) assisted Unison in securing lease or management agreements in respect of four long-term care facilities for which it is entitled to receive fees of up to approximately $400,000 over the next seven years based on Unison's management fees or earnings from those facilities over that period, and
(c)earned financial advisory fees of approximately $84,000 from Unison in connection with the Ampro Acquisition. Trouver is not entitled to any compensation in connection with the Signature Acquisition or the offering of the Original Notes or the Exchange Notes. As compensation for his services on the Executive Committee, Mr. Lynch will receive additional fees in an amount yet to be determined by the Board of Directors.

     The Board of Directors has entered into a services agreement with Mr. Kremser commencing March 31, 1997. As compensation for his services to the Company in all capacities, Mr. Kremser is entitled to cash compensation of $7,500 per week plus expenses as well as options for 50,000 shares of Unison common stock at an exercise price of $2.875 per share, fully vested. Mr. Kremser and the Company are also parties to an indemnification agreement and a tolling agreement in respect of claims he may have against the Company.

     Mr. Oberfield, one of Unison's executive officers, serves as the president and is the minority shareholder of its Quest subsidiary. He receives compensation based in part upon the earnings of the subsidiary, and Unison is required to repurchase his stock in the subsidiary at a formula price under certain circumstances.

     Effective February 1, 1996, Unison purchased 90% of the outstanding common stock of Sunbelt from Mr. Henderson and Paige Plash. In consideration for the stock of Sunbelt, Unison paid $800,000 in cash, issued term notes for $1.0 million in the aggregate (the "Notes") and issued subordinated convertible debentures totaling $1.8 million in the aggregate (the "Debentures"). Approximately 56.2% of the purchase price was payable to Mr. Henderson. Interest on the Notes and Debentures was 10.0% payable quarterly. The Notes and Debentures were converted in January 1997 into 105,196 shares of Unison Common Stock with the aggregate balance of $2.0 million paid in cash. In November 1996, Unison purchased the remaining 10% of Sunbelt stock effective as of February 1, 1996. The aggregate purchase price, payable 50% to each of Mr. Henderson and Mr. Plash, amounted to $1.4 million plus a guaranteed payment of $709,000. Additional contingent payments of up to $1.4 million will be due if specified income targets are achieved. Consideration for the purchase (excluding the guaranteed payments) was comprised of promissory notes in the aggregate amount of $1.2 million and 27,942 shares of Unison Common Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. FINANCIAL STATEMENTS.

                                                                                        PAGE
                                                                                        ----
UNISON HEALTHCARE CORPORATION
Report of Independent Auditors........................................................   F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995..........................   F-2
Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and
  1994................................................................................   F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December
  31, 1996, 1995, and 1994............................................................   F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   F-5
Notes to Consolidated Financial Statements............................................   F-6

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors........................................................  F-18
Report of Independent Accountants.....................................................  F-19
Consolidated Balance Sheet as of June 30, 1995........................................  F-20
Consolidated Statements of Operations for the year ended December 31, 1994, six months ended June 30, 1995 and one month ended July 31, 1995...............................  F-21
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994 and six months ended June 30, 1995..................................................  F-22
Consolidated Statements of Cash Flows for the year ended December 31, 1994, six months ended June 30, 1995 and one month ended July 31, 1995...............................  F-23
Notes to Consolidated Financial Statements............................................  F-24

     2. FINANCIAL STATEMENT SCHEDULES.

UNISON HEALTHCARE CORPORATION
Schedule II Valuation and Qualifying Accounts.........................................   S-1

BRITWILL HEALTH CARE COMPANY
Schedule II Valuation and Qualifying Accounts.........................................   S-2

     All other schedules are omitted because they are not applicable or not required.

     3. EXHIBITS

   2        Second Amended and Restated Purchase and Sale Agreement among Unison HealthCare
            Corporation and Whitehead Family Investments, Ltd., as amended (incorporated by reference to Exhibit 2 to Amendment No. 1 to the Registration Statement on Form
            S-1 filed on November 16, 1995, File No. 33-97662)
   2.1      Modification Agreement dated April 15, 1996 among Unison HealthCare Corporation,
            BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to
            Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1995)
   2.1.1    Modification Agreement dated August 28, 1996 among Unison HealthCare Corporation,
            BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to
            Exhibit 2.1.1 to the Registration Statement on Form S-4 filed on September 18,
            1996, File No. 333-12263)

   2.2      Purchase and Sale Agreement effective as of February 1, 1996 by and among Unison
            HealthCare Corporation, a Delaware corporation, Sunbelt Therapy Management
            Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash
            (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 12, 1996)
   2.2.1    Agreement for Purchase of Shares as of November 24, 1996, among Unison Health Care
            Corporation, Paul G. Henderson and Paige B. Plash*
   2.3      Agreement and Plan of Merger among Unison HealthCare Corporation, Signature Health
            Care Corporation, David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the period ended
            June 30, 1996)
   2.3.1    Amendment to Agreement and Plan of Merger among Union HealthCare Corporation,
            Signature Health Care Corporation, David A. Kremser and John D. Filkoski*
   2.4      Agreement and Plan of Merger among Unison HealthCare Corporation, Arkansas, Inc.,
            David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)
   2.5      Agreement and Plan of Merger among Unison HealthCare Corporation, Cornerstone
            Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to
            Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the period ended
            June 30, 1996)
   2.6      Agreement and Plan of Merger among Unison HealthCare Corporation, Douglas Manor,
            Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit
            2.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
            1996)
   2.7      Agreement and Plan of Merger among Unison HealthCare Corporation, Safford Care,
            Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit
            2.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
            1996)
   2.7.1    Amendment to Agreements and Plans of Merger among Unison HealthCare Corporation,
            Arkansas, Inc., Cornerstone Care, Inc., Douglas Manor, Inc., Safford Care, Inc.,
            David A. Kremser and John D. Filkoski*
   2.8      Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American
            Professional Holding, Inc., a Utah corporation (incorporated by reference to the
            Company's Current Report on Form 8-K dated July 31, 1996)
   2.8.1    First Amendment to Agreement and Plan of Merger among Unison HealthCare
            Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American Professional Holding, Inc., a Utah corporation
            (incorporated by reference to Exhibit 2.8.1 to Amendment No. 1 to the Registration
            Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)
   2.9      Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Memphis Acquisition Co., a Delaware corporation, and Memphis Clinical
            Laboratory, Inc., a Tennessee corporation (incorporated by reference to the
            Company's Current Report on Form 8-K dated July 31, 1996)
   2.10     Stock Purchase Agreement among Unison HealthCare Corporation, Linda Redwine, David
            A. Kremser and John D. Filkoski (incorporated by reference to the Company's
            Current Report on Form 8-K dated October 10, 1996)
   3.1      Restated Certificate of Incorporation of Unison HealthCare Corporation
            (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
   3.1.1    Amendment to Restated Certificate of Incorporation of Unison HealthCare
            Corporation*
   3.2      Articles of Incorporation of SunQuest SPC, Inc.*
   3.3      Certificate of Incorporation of BritWill HealthCare Company*

   3.4      Certificate of Incorporation of BritWill Investments-I, Inc.*
   3.5      Certificate of Incorporation of BritWill Investments-II, Inc.*
   3.6      Certificate of Incorporation of BritWill Funding Corporation*
   3.7      Articles of Incorporation of Emory Care Center, Inc.*
   3.8      Charter of Memphis Clinical Laboratory, Inc.*
   3.9      Articles of Incorporation of American Professional Holding, Inc.*
   3.10     Articles of Incorporation of Ampro Medical Services, Inc.*
   3.11     Articles of Incorporation of Gamma Laboratories, Inc.*
   3.12     Certificate of Incorporation of Signature Health Care Corporation*
   3.13     Articles of Incorporation of Brookshire House, Inc.*
   3.14     Articles of Incorporation of Christopher Nursing Center, Inc.*
   3.15     Articles of Incorporation of Amberwood Court, Inc.*
   3.16     Articles of Incorporation of The Arbors Health Care Center, Inc.*
   3.17     Articles of Incorporation of Los Arcos, Inc.*
   3.18     Articles of Incorporation of Pueblo Norte, Inc.*
   3.19     Articles of Incorporation of Rio Verde Nursing Center, Inc.*
   3.20     Articles of Incorporation of Signature Management Group, Inc.*
   3.21     Articles of Incorporation of Cornerstone Care, Inc.*
   3.22     Articles of Incorporation of Arkansas, Inc.*
   3.23     Articles of Incorporation of Douglas Manor, Inc.*
   3.24     Articles of Incorporation of Safford Care, Inc.*
   3.25     Articles of Incorporation of RehabWest, Inc.*
   3.26     Articles of Incorporation of Quest Pharmacies, Inc., and related Shareholder
            Agreements*
   3.27     Articles of Incorporation of Sunbelt Therapy Management Services, Inc. (AL)*
   3.28     Articles of Incorporation of Decatur SportsFit & Wellness Center, Inc.*
   3.29     Articles of Incorporation of Therapy Health Systems, Inc.*
   3.30     Articles of Incorporation of Henderson & Associates Rehabilitation, Inc.*
   3.31     Articles of Incorporation of Sunbelt Therapy Management Services, Inc. (AZ)*
   3.32     Articles of Incorporation of Cedar Care, Inc.*
   3.33     Articles of Incorporation of Sherwood Healthcare Corporation*
   3.34     Partnership Agreement of BritWill Indiana Partnership*
   3.35     Bylaws of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 2, 1995, File No.
            33-97662)
   3.36     Bylaws of Henderson & Associates Rehabilitation, Inc.*
   3.37     Form of Bylaws of SunQuest SPC, Inc., The Arbors Health Care Center, Inc. and
            Sunbelt Therapy Management Services, Inc. (AZ)*
   3.38     Form of Bylaws of Brookshire House, Inc., Christopher Nursing Center, Inc.,
            Amberwood Court, Inc., Los Arcos, Inc., Pueblo Norte, Inc., Rio Verde Nursing
            Center, Inc., Signature Management Group, Inc., Cornerstone Care, Inc., Arkansas,
            Inc., Douglas Manor, Inc., Safford Care, Inc. and RehabWest, Inc.*
   3.39     Form of Bylaws of BritWill HealthCare Company, BritWill Investments-I, Inc.,
            BritWill Investments-II, Inc., BritWill Funding Corporation and Signature Health
            Care Corporation*
   3.40     Bylaws of Therapy Health Systems, Inc.*

   3.41     Bylaws of Gamma Laboratories, Inc.*
   3.42     Bylaws of Memphis Clinical Laboratory, Inc.*
   3.43     Bylaws of Emory Care Center, Inc.*
   3.44     Bylaws of Ampro Medical Services, Inc.*
   3.45     Bylaws of American Professional Holding, Inc.*
   3.46     Form of Bylaws of Cedar Care, Inc. and Sherwood Healthcare Corporation**
   4.1      Specimen 12 1/4% Senior Note due 2006*
   4.2      Securities Purchase Agreement dated as of October 28, 1996 between Unison
            HealthCare Corporation and the Initial Purchasers*
   4.3      Indenture dated as of October 31, 1996 among Unison HealthCare Corporation, the
            Guarantors and First Bank National Association, as Trustee*
   4.3.1    Supplement No. 1 dated as of February 1, 1997 to Indenture dated as of October 28,
            1996*
   4.4      Senior Note Registration Rights Agreement dated as of October 31, 1996 among
            Unison HealthCare Corporation, the Guarantors and the Initial Purchasers*
   9        Voting Agreement among the Company and Messrs. Walker, Rollins, Contris, Lynch,
            Boystak and King (incorporated by reference to Exhibit 9 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.1      Promissory Note of Unison HealthCare Corporation to the Agent for the Former
            BritWill Shareholders in the amount of $1,000,000 dated May 6, 1996 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 15, 1996, File No. 0-27374)
  10.1.1    Second Amended and Restated Subordinated Promissory Note of the Company to the
            former shareholders of BritWill (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
  10.1.2    Contingent Payment Agreement dated April 15, 1996 among Unison HealthCare
            Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1995)
  10.2      Term Note of the Company to the former shareholders of BritWill (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.3      Convertible Debenture of the Company issued to the former shareholders of BritWill
            (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.4      Renewal Note of BritWill to the former shareholders of BritWill (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on
            December 4, 1995, File No. 33-97662)
  10.4.1    Letter agreement modifying the Term Note and the Renewal Note (incorporated by reference to Exhibit 10.4.1 to Amendment No. 2 to the Registration Statement on
            Form S-1 filed on December 4, 1995, File No. 33-97662)
  10.5      $500,000 Supplemental Note of the Company to the former shareholders of BritWill
            (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.5.1    Letter agreement regarding the $500,000 Supplemental Note (incorporated by reference to Exhibit 10.5.1 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)

  10.6      $250,000 Supplemental Note of the Company to WFI (incorporated by reference to
            Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.7      Example of Stock Pledge Agreement of certain officers and the Former Shareholders of BritWill (incorporated by reference to Exhibit 10.7 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.8      Registration Rights Agreement between the Company and WFI (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.9      Employment Agreement of Jerry M. Walker (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.10     Employment Agreement of Phillip R. Rollins, Sr. (incorporated by reference to
            Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.11     Employment Agreement of Craig R. Clark (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.12     Employment Agreement of Paul J. Contris (incorporated by reference to Exhibit
            10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.13     Employment and Non-Competition Agreement of L. Robert Oberfield (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.14     Shareholders Agreement dated May 15, 1995, among Quest Pharmacies, Inc., the
            Company and L. Robert Oberfield (incorporated by reference to Exhibit 10.14 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.15     Unison HealthCare Corporation 1995 Stock Option Plan, as amended*
  10.16     [Intentionally Omitted]
  10.17     Receivables Acquisition Agreement, dated November 14, 1994, as amended, with
            HealthPartners Funding, L.P. (incorporated by reference to Exhibit 10.17 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.18     Agreements between the Company and Trouver Capital Partners, L.P. dated March 16,
            1992 and July 10, 1995 (incorporated by reference to Exhibit 10.18 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.19     Agreement between BritWill and Trouver Capital Partners, L.P. dated September 15,
            1992, as amended (incorporated by reference to Exhibit 10.19 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.20     Master Lease between BritWill -- I and Omega, dated as of November 1, 1992, for
            Capital Care HealthCare Center, Cedar Crest HealthCare Center (Wellington Manor),
            English Estates (Kingsbury Rehabilitation and HealthCare Center), Lockerbie
            HealthCare Center, Parkview Manor and Sunset Manor (incorporated by reference to
            Exhibit 10.20 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.21     Agreement of Acquisition and Lease between BritWill and Omega, dated as of
            November 1, 1992 (incorporated by reference to Exhibit 10.21 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.22     Leasehold Mortgage between BritWill -- I and Omega, dated November 1, 1992
            (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)

  10.23     Loan Agreement (Texas Facilities) between BritWill Investments -- Texas and Omega, dated April 1, 1993 (incorporated by reference to Exhibit 10.23 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.24     [Intentionally Omitted]
  10.25     Loan Agreement between BritWill Investments -- Texas and Omega, dated November 30,
            1993 (incorporated by reference to Exhibit 10.25 to the Registration Statement on
            Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.26     BritWill Master Guaranty between BritWill and Omega, dated November 30, 1993
            (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.27     Letter of Credit Agreement between BritWill Investments -- II and Omega, dated
            November 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.28     Master Lease between BritWill -- II and Omega, dated as of November 30, 1993
            (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.29     Agreement Regarding Financial Covenants Compliance and Amendment Agreement among
            BritWill and Omega, dated December 13, 1994 (incorporated by reference to Exhibit
            10.29 to the Registration Statement on Form S-1 filed on October 2, 1995, File No.
            33-97662)
  10.30     Master Lease between BritWill -- II and Omega, dated December 12, 1994
            (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.31     Amendment Agreement between the Company and Omega, dated August 10, 1995
            (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.32     Unison Master Guaranty to Omega, dated August 10, 1995 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 filed on October 2,
            1995, File No. 33-97662)
  10.32.1   Letter Agreement among Unison HealthCare Corporation, Bruce H. Whitehead and Omega
            dated October 31, 1996*
  10.33     Subordinated Promissory Note in the amount of $2,475,000 of BritWill to WFI, dated
            December 24, 1992 (incorporated by reference to Exhibit 10.33 to the Registration
            Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.34     Participation Agreement among BritWill, WFI and Garth Financial Services, Inc., dated December 24, 1992 (incorporated by reference to Exhibit 10.34 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.35     Bonus Participation Agreement between BritWill and WFI, dated December 24, 1992
            (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form
            S-1 filed on October 2, 1995, File No. 33-97662)
  10.36     Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in
            the amount of $1,081,548.39, dated November, 1993 (incorporated by reference to
            Exhibit 10.36 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.37     Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in
            the amount of $500,000, dated November, 1993 (incorporated by reference to Exhibit
            10.37 to the Registration Statement on Form S-1 filed on October 2, 1995, File No.
            33-97662)
  10.38     Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in
            the amount of $660,000, dated November, 1993 (incorporated by reference to Exhibit
            10.38 to the Registration Statement on Form S-1 filed on October 2, 1995, File No.
            33-97662)

  10.39     [Intentionally Omitted]
  10.40     Management Services Agreement between Unison and Lake City Nursing Homes, Inc., dated December 1, 1993 (incorporated by reference to Exhibit 10.40 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.41     Lease Contract and Agreement between BritWill Investments -- Texas, as Lessor and
            BritWill -- II, as Lessee, dated December 1, 1993, for Four States Care Center,
            Heritage Plaza Nursing Center, Pine Haven Care Center, Reunion Plaza Senior Care
            and Retirement Center and Texarkana Nursing Center (incorporated by reference to
            Exhibit 10.41 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.42     Management Agreement between Sherwood HealthCare Corp. and BritWill Investments --
            Indiana, dated November 1, 1991, as amended, for Capital Care, Parkview, Sunset
            Manor, Boonville, Holiday Manor, Kendallville Manor and Owensville (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.43     Management Agreement between Cedar Care, Inc. and BritWill Investments -- Indiana,
            dated November 1, 1991, as amended, for Cedar Crest, Country Side, English, Harty,
            Lockerbie and Willow Manor (incorporated by reference to Exhibit 10.43 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.44     [Intentionally Omitted]
  10.44.1   Lease for Oakwood Nursing Care Center**
  10.45     Lease for Elkhart Nursing Home (incorporated by reference to Exhibit 10.45 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.46     Management Services Agreement between the Company and Marshall Manor (Michigan), dated September 15, 1992 (incorporated by reference to Exhibit 10.46 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.47     Leases for Center (aka Pine Grove Care Center) and Waxahachie (aka Pleasant Manor
            Living Center) with BritWill Investments -- Texas (incorporated by reference to
            Exhibit 10.47 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.48     Management Services Agreement between the Company and HP/HealthCare Acquirors,
            Inc. for Windsor Manor (incorporated by reference to Exhibit 10.48 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.49     Management Services Agreement for Bayshore Convalescent Center (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.50     Lease for Henry Clay Villa, dated July 1, 1995 (incorporated by reference to
            Exhibit 10.50 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.51     Lease for Marshall Manor Nursing Home (Alabama) (incorporated by reference to
            Exhibit 10.51 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.52     [Intentionally Omitted]
  10.53     [Intentionally Omitted]
  10.54     [Intentionally Omitted]
  10.55     Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit
            10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)

  10.56     Management Services Agreement for Peachtree Nursing Center (aka Smyrna Nursing
            Center) and Rehabilitation Facility, dated September 15, 1993 (incorporated by reference to Exhibit 10.56 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.57     Management Services Agreement for St. Barnabas Nursing Home, and Retirement
            Apartments, dated January 12, 1995 (incorporated by reference to Exhibit 10.57 to
            Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.58     [Intentionally Omitted]
  10.59     Lease for Boonville Convalescent Center (incorporated by reference to Exhibit
            10.59 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.60     [Intentionally Omitted]
  10.61     [Intentionally Omitted]
  10.62     [Intentionally Omitted]
  10.63     Sublease for Holiday Manor (incorporated by reference to Exhibit 10.63 to
            Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.64     [Intentionally Omitted]
  10.65     [Intentionally Omitted]
  10.66     Lease for Owensville Convalescent Center (incorporated by reference to Exhibit
            10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.67     [Intentionally Omitted]
  10.68     [Intentionally Omitted]
  10.69     [Intentionally Omitted]
  10.70     Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit
            10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.71     Lease for Bonner Health Center, dated February 1, 1995 (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registration Statement on Form S-1
            filed on November 16, 1995, File No. 33-97662)
  10.72     Lease for Hillside Care Center (aka Prairie Manor), dated February 1, 1995
            (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.73     Lease for Oswego Manor, dated March 2, 1994 (incorporated by reference to Exhibit
            10.73 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.74     [Intentionally Omitted]
  10.75     Lease for SunCrest HealthCare Center, dated September 14, 1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.76     Sublease for The Oaks of Boise (aka Franciscan Health Care Center of Boise)
            (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.77     Lease for Mountainside Care Center (aka Sandpoint Manor) and St. Francis Preschool
            and Childcare Center (incorporated by reference to Exhibit 10.77 to Amendment No.
            1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No.
            33-97662)

  10.77.1   Sublease for Mountainside Care Center (incorporated by reference to Exhibit
            10.77.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.78     [Intentionally Omitted]
  10.79     Lease for White Pine Care Center, dated November 1, 1994 (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.80     [Intentionally Omitted]
  10.81     [Intentionally Omitted]
  10.82     [Intentionally Omitted]
  10.83     Lease for Green Acres Nursing Home, dated August 30, 1995 (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.84     Lease for Hemphill Care Center, dated September 1, 1994 (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registration Statement on Form S-1
            filed on November 16, 1995, File No. 33-97662)
  10.85     [Intentionally Omitted]
  10.86     [Intentionally Omitted]
  10.87     [Intentionally Omitted]
  10.88     [Intentionally Omitted]
  10.89     [Intentionally Omitted]
  10.90     Lease for Nightingale West Nursing Home, dated August 24, 1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.91     Sublease for Twin Pines of Lewisville, dated September 8, 1995 (incorporated by reference to Exhibit 10.91 to Amendment No. 1 to the Registration Statement on
            Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.92     Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister
            Healthcare, Inc. and BritWill Investments-II, Inc.*
  10.93     [Intentionally Omitted]
  10.94     Letter Agreement regarding licensing and operation of the Indiana facilities from
            Cedar Care and Sherwood to the Company, dated August 10, 1995 (incorporated by reference to Exhibit 10.94 to Amendment No. 2 to the Registration Statement on
            Form S-1 filed on December 4, 1995, File No. 33-97662)
  10.95     Agreement Regarding Conversion of the Convertible Debenture, dated December 1,
            1995 (incorporated by reference to Exhibit 10.95 to Amendment No. 2 to the
            Registration Statement on Form S-1 filed on December 4, 1995, File No. 33-97662)
  10.96     Letter Agreement Regarding Consulting Services (incorporated by reference to
            Exhibit 10.96 to Amendment No. 3 to the Registration Statement on Form S-1 filed on December 12, 1995, File No. 33-97662)
  10.97     Loan and Security Agreement dated February 16, 1996 by and between Unison
            HealthCare Corporation, SunQuest SPC, Inc., BritWill HealthCare Company, BritWill
            Investments-I, Inc., BritWill Funding Corporation, BritWill Investments-II, Inc.,
            Emory Care Center, Inc., Cedar Care, Inc., Sherwood Healthcare Corp. (collectively as borrowers) and HealthPartners Funding, L.P. (as lender) (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1995)

  10.97.1   Letter Agreement dated October 4, 1996 between HealthPartners Funding, L.P. and
            Unison HealthCare Corporation (incorporated by reference to Exhibit 10.97.1 to
            Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11,
            1996, File No. 333-12263)
  10.98     Security Agreement effective as of February 1, 1996 by and among Unison HealthCare
            Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an
            Arizona corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 1996)
  10.99     Promissory Note of Unison HealthCare Corporation to Omega Healthcare Investors,
            Inc. in the amount of $3,500,000, dated February 9, 1996 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1995)
  10.100    Lease dated November 30, 1994 between Monica R. Salusky and SunQuest SPC, Inc.
            (commencement date: August 1, 1996) (incorporated by reference to the Company's
            Current Report on Form 8-K dated August 14, 1996)
  10.101    Modification of Lease dated as of July 31, 1996 between Monica R, Salusky,
            SunQuest SPC, Inc. and Unison HealthCare Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated August 14, 1996)
  10.102    Lease dated June 19, 1996 between Walla Walla Partners, L.P. and SunQuest SPC,
            Inc. (commencement date: August 1, 1996) (incorporated by reference to the
            Company's Current Report on Form 8-K dated August 14, 1996)
  10.103    First Amendment to Lease dated July 26, 1996 between Walla Walla Partners, L.P.
            and SunQuest SPC, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated August 14, 1996)
  10.109    Promissory Note of Unison HealthCare Corporation to Red Line Healthcare
            Corporation in the amount of $771,004.60 dated August 30, 1996 (incorporated by reference to Exhibit 10.109 to the Registration Statement on Form S-4 filed on
            September 18, 1996, File No. 333-12263)
  10.110    Receivables Purchase and Sale Agreement dated August 8, 1996 between
            HealthPartners Funding, L.P., Sunbelt Therapy Management Services, Inc. (an
            Arizona corporation), Henderson & Associates Rehabilitation, Inc., Decator
            Sportsfit & Wellness Center, Inc., Therapy Health Systems, Inc., Sunbelt Therapy
            Management Services, Inc. (an Alabama corporation), Quest Pharmacies, Inc. and
            SunQuest SPC, Inc. (incorporated by reference to Exhibit 10.110 to the
            Registration Statement on Form S-4 filed on September 18, 1996, File No.
            333-12263)
  10.111    Master Lease Agreement dated June 4, 1996 between Unison HealthCare Corporation and LINC Anthem Corporation (incorporated by reference to Exhibit 10.111 to the
            Registration Statement on Form S-4 filed on September 18, 1996, File No.
            333-12263)
 10.112.1   Promissory Note dated March 17, 1997 to David A. Kremser in partial payment of
            Equity Adjustment Amount*
 10.112.2   Form of Promissory Notes dated March 17, 1997, to former Signature shareholders in partial payment of Equity Adjustment Amount*
  10.113    Services Agrement dated as of March 31, 1997, between the Registrant and David A.
            Kremser*
  10.114    Indemnification Agreement dated as of March 31, 1997, between the Registrant and
            David A. Kremser*
  10.115    Tolling Agreement dated as of March 31, 1997, between the Registrant and David A.
            Kremser*
  10.116    Option Agreement dated as of March 31, 1997, between the Registrant and David A.
            Kremser*
 10.117.1   Form of Loan and Security Agreement dated as of April 21, 1997 among the
            Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company,
            Ltd.*
 10.117.2   Form of Stock Pledge Agreement dated as of April 21, 1997 among Registrant, Elk
            Meadows Investments, L.L.C. and BritWill Investments Company, Ltd.

  10.118    Asset Purchase Agreement dated as of December 20, 1996, among Sunbelt Therapy
            Management Services, Inc., Spine Rehabilitation and Physical Therapy Center, Inc.
            and Douglas L. Bates*
  10.119    Master Lease Agreement dated November 25, 1996, between Unison HealthCare
            Corporation and Pacific Financial Company, relating to computer equipment and software*
  10.120    Form of sublease agreement dated as of March 1, 1997, between BritWill
            Investments-II, Inc. and Hasmark East Ltd., relating to Four States Care Center,
            Green Acres, Heritage Oaks and Texarkana Nursing Center*
  10.121    Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Arkansas,
            Inc.**
  10.122    Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Cornerstone
            Care, Inc.**
  10.123    Lease dated as of July 28, 1995, between American Health Properties of Arizona,
            Inc. and Safford Care, Inc.**
  10.124    Lease dated as of July 28, 1995, between American Health Properties of Arizona,
            Inc. and Douglas Manor, Inc.*
  10.125    Promissory Note and related Term Loan Agreement and Form of Deed of Trust dated
            March 30, 1994 in the original principal amount of $19.1 million between Signature
            Health Care, Inc. and National Health Investors, Inc.*
  10.126    Lease dated as of December 1, 1990 between Health Care Reit, Inc. and The Arbors
            Health Care Center Inc.*
  11.1      Unison HealthCare Corporation Statement Re: Computation of Per Share Earnings*
  21        List of subsidiaries*
  27        Financial Data Schedule (included only in the EDGAR filing)
  99.1      Report of Ronald H. Ridgers, P.C. related to American Professional Holding, Inc.*
  99.2      Report of Ronald H. Ridgers, P.C. related to Memphis Clinical Laboratory, Inc.*

---------------

 * Filed herewith.

** To be filed by amendment.

(b) Reports on Form 8-K.

     Unison filed the following reports on Form 8-K during the quarter ended December 31, 1996:

          (1) Report dated October 10, 1996 related to the Stock Purchase Agreement between Unison and RehabWest, Inc.

          (2) Report dated October 31, 1996 which included the following financial statements: (i) audited financial statements of Signature HealthCare Corporation for each of the three years ended December 31, 1995 and unaudited financial statements for the six months ended June 30, 1996 and 1995; (ii) audited combined financial statements of Arkansas, Inc., Cornerstone Care, Inc., Douglas Manor, Inc. and Safford Care, Inc. for each of the three years ended December 31, 1995 and unaudited financial statements for the six months ended June 30, 1996 and 1995; (iii) audited financial statements of RehabWest, Inc. as of and for the years ended December 31, 1995 and 1994 and unaudited financial statements for the six months ended June 30, 1996 and 1995; (iv) audited financial statements of American Professional Holding, Inc. for each of the three years ended December 31, 1995 and unaudited financial statements for the six months ended June 30, 1996 and 1995; and (v) audited financial statements of Memphis Clinical Laboratory, Inc. for each of the three years ended December 31, 1995 and unaudited financial statements for the six months ended June 30, 1996 and 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Unison HealthCare Corporation

                                          By: /s/      DAVID A. KREMSER

                                            ------------------------------------
                                                      David A. Kremser
                                              Chairman, Executive Committee of
                                                  the Board of Directors*

                                          Date:        May 29, 1997

                                          --------------------------------------

     *Mr. Kremser is acting in the capacity of Principal Executive Officer and Principal Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
-------------------------------------  ----------------------------------------  -------------

        /s/ DAVID A. KREMSER           Director                                   May 29, 1997
-------------------------------------
          David A. Kremser

       /s/ PHILLIP R. ROLLINS          Executive Vice President -- Operations,    May 29, 1997
-------------------------------------    Chief Operating Officer, Director
         Phillip R. Rollins

        /s/ WARREN K. JERREMS          Vice President, Chief Accounting Officer   May 29, 1997
-------------------------------------    (Principal Accounting Officer)
          Warren K. Jerrems

       /s/ BRUCE H. WHITEHEAD          Chairman of the Board of Directors         May 29, 1997
-------------------------------------
         Bruce H. Whitehead

        /s/ TYRRELL L. GARTH           Director                                   May 29, 1997
-------------------------------------
          Tyrrell L. Garth

       /s/ JOHN T. LYNCH, JR.          Director                                   May 29, 1997
-------------------------------------
         John T. Lynch, Jr.

          /s/ MARK W. WHITE            Director                                   May 29, 1997
-------------------------------------
            Mark W. White

          /s/ JOHN T. CASEY            Director                                   May 29, 1997
-------------------------------------
            John T. Casey

                                       Director                                   May 29, 1997
-------------------------------------
           Jerry M. Walker

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                PAGE
                                                                                                -----
1.  FINANCIAL STATEMENTS

UNISON HEALTHCARE CORPORATION
Report of Independent Auditors................................................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995..................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994....    F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31,
  1996, 1995 and 1994.........................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....    F-6
Notes to Consolidated Financial Statements....................................................    F-7

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors................................................................   F-27
Report of Independent Accountants.............................................................   F-28
Consolidated Balance Sheet June 30, 1995......................................................   F-29
Consolidated Statements of Operations for the year ended December 31, 1994, six months ended
  June 30, 1995 and one month ended July 31, 1995.............................................   F-30
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994 and the
  six months ended June 30, 1995..............................................................   F-31
Consolidated Statements of Cash Flows for the year ended December 31, 1994, six months ended
  June 30, 1995 and one month ended July 31, 1995.............................................   F-32
Notes to Consolidated Financial Statements....................................................   F-33
2.  FINANCIAL STATEMENT SCHEDULES

UNISON HEALTHCARE CORPORATION
Schedule II Valuation and Qualifying Accounts.................................................    S-1

BRITWILL HEALTH CARE COMPANY
Schedule II Valuation and Qualifying Accounts.................................................    S-2

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Unison HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of Unison HealthCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the consolidated financial statements of American Professional Holding, Inc. (Ampro) and Memphis Clinical Laboratory, Inc. (Memphis), which statements reflect total assets constituting 5% at December 31, 1995 of the related consolidated totals, and which reflect net income constituting approximately 123% and 121% of the consolidated totals for each of the two years in the period ended December 31, 1995, respectively. Those statements and the data relating to Ampro and Memphis included in the schedules as they relate to December 31, 1995 and each of the two years in the period ended December 31, 1995, listed in the index at Item 14(a) were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Ampro and Memphis, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1995 and 1994, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unison HealthCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and, for 1995 and 1994, the report of other auditors, the related financial statement schedules, as they relate to December 31, 1996 and 1995 and each of the three years in the period ended December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP
Phoenix, Arizona
May 16, 1997

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 17,409,000     $ 6,169,000
  Accounts receivable (Notes 2, 5, 10 and 13)....................    28,608,000      18,324,000
  Prepaid expenses and other current assets (Note 6).............     5,885,000       2,319,000
                                                                   ------------     -----------
     Total current assets........................................    51,902,000      26,812,000
Property and equipment, net
  (Notes 7 and 13)...............................................    30,830,000       3,688,000
Lease operating rights and other intangible assets, net (Note
  8).............................................................   113,781,000      39,160,000
Goodwill, net (Note 2)...........................................    28,431,000       8,452,000
Security deposits and other assets (Note 9)......................     5,977,000       3,189,000
                                                                   ------------     -----------
                                                                   $230,921,000     $81,301,000
                                                                   ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 10).......................................  $         --     $   789,000
  Accounts payable (Note 11).....................................    10,505,000       9,968,000
  Accrued expenses (Note 12).....................................    21,437,000       9,238,000
  Current portion of notes payable and long-term debt, including
     amounts due to related parties (Notes 13 and 17)............    33,915,000       6,865,000
  Deferred taxes (Note 18).......................................            --         879,000
                                                                   ------------     -----------
     Total current liabilities...................................    65,857,000      27,739,000
Notes payable and long-term, including amounts due to related
  parties, less current portion (Notes 13 and 17)................   123,223,000      19,083,000
Deferred taxes (Note 18).........................................    24,791,000       8,173,000
Leasehold liability, net (Note 16)...............................     4,434,000       4,622,000
Other liabilities................................................       927,000         781,000
                                                                   ------------     -----------
     Total liabilities...........................................   219,232,000      60,398,000
Stockholders' equity (Note 14):
  Preferred stock, $.001 par value; authorized 1,000,000 shares;
     no shares issued or outstanding.............................                            --
  Common stock, $.001 par value; authorized 25,000,000 shares in
     1996 and 10,000,000 shares in 1995; issued and outstanding
     6,078,000 shares in 1996 and 4,214,000 shares in 1995.......         5,000           3,000
  Additional paid-in capital.....................................    34,723,000      20,501,000
  Retained earnings (accumulated deficit)........................   (23,039,000)        399,000
                                                                   ------------     -----------
     Net stockholders' equity....................................    11,689,000      20,903,000
                                                                   ------------     -----------
                                                                   $230,921,000     $81,301,000
                                                                   ============     ===========

                            See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
Operating revenues:
  Net patient service revenues.....................  $146,379,000     $64,947,000     $17,070,000
  Other operating revenues.........................     2,295,000       3,541,000       1,336,000
                                                     ------------      ----------     -----------
          Total operating revenues.................   148,674,000      68,488,000      18,406,000
Expenses:
  Wages and related................................    85,789,000      35,047,000       9,593,000
  Other operating..................................    64,771,000      24,032,000       6,462,000
  Rent.............................................    15,658,000       6,673,000       1,406,000
  Interest.........................................     5,824,000       1,176,000         147,000
  Depreciation and amortization....................     4,561,000       1,311,000         286,000
  Impairment losses (Note 23)......................     3,865,000              --              --
                                                     ------------      ----------     -----------
          Total expenses...........................   180,468,000      68,239,000      17,894,000
                                                     ------------      ----------     -----------
Income (loss) before income taxes..................   (31,794,000)        249,000         512,000
Income tax expense (benefit).......................    (8,356,000)        132,000         172,000
                                                     ------------      ----------     -----------
Net income (loss)..................................  $(23,438,000)    $   117,000     $   340,000
                                                     ============      ==========     ===========

Net income (loss) per share:.......................  $      (5.01)    $      0.05     $      0.19

Common shares used in per share calculation:.......     4,676,037       2,280,213       1,806,164

                            See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                      RETAINED
                                      ------------------   ADDITIONAL      EARNINGS
                                      NUMBER OF              PAID-IN     (ACCUMULATED
                                       SHARES     AMOUNT     CAPITAL       DEFICIT)        TOTAL
                                      ---------   ------   -----------   ------------   ------------
Balance at December 31, 1993

  As previously reported............. 1,250,000   $   --   $        --   $   (103,000)  $   (103,000)
  Pooling adjustments................   540,000    1,000       410,000         45,000        456,000
                                      ---------   ------   -----------   ------------    -----------
  Balance as restated................ 1,790,000    1,000       410,000        (58,000)       353,000
Stock warrants issued................        --       --        43,000             --         43,000
Net income...........................        --       --            --        340,000        340,000
                                      ---------   ------   -----------   ------------    -----------

Balance at December 31, 1994......... 1,790,000    1,000       453,000        282,000        736,000
Sale of common stock in public
  offering, net of stock issuance
  costs.............................. 2,000,000    2,000    14,612,000             --     14,614,000
Conversion of debenture..............   424,000       --     5,286,000             --      5,286,000
Stock warrants issued................        --       --       150,000             --        150,000
Net income...........................        --       --            --        117,000        117,000
                                      ---------   ------   -----------   ------------    -----------

Balance at December 31, 1995......... 4,214,000    3,000    20,501,000        399,000     20,903,000
Costs of initial public offering.....        --       --       (93,000)            --        (93,000)
Stock warrants exercised.............   178,000       --            --             --             --
Conversion of debenture..............   138,000       --     1,714,000             --      1,714,000
Common stock issued for
  acquisitions....................... 1,537,000    2,000    12,701,000             --     12,703,000
Stock options exercised..............    11,000       --       102,000             --        102,000
Tax benefit associated with exercise
  of stock options...................        --       --        11,000             --         11,000
Repurchase of stock warrants.........        --       --      (213,000)            --       (213,000)
Net loss.............................        --       --            --    (23,438,000)   (23,438,000)
                                      ---------   ------   -----------   ------------    -----------

Balance at December 31, 1996......... 6,078,000   $5,000   $34,723,000   $(23,039,000)  $ 11,689,000
                                      =========   ======   ===========   ============    ===========

                            See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                      1996          1995          1994
                                                                  ------------   -----------   -----------
OPERATING ACTIVITIES:
Net income (loss)...............................................  $(23,438,000)  $   117,000   $   340,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Impairment losses.............................................     3,865,000            --            --
  Depreciation and amortization.................................     4,561,000     1,311,000       286,000
  Provision for doubtful accounts...............................     2,742,000        29,000       128,000
  Change in deferred taxes......................................    (9,238,000)      (21,000)        8,000
  Minority interest expense.....................................       138,000        21,000            --
  Leasehold liability amortization..............................      (188,000)      (78,000)           --
  Other charges and credits, net................................       (69,000)           --            --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Increase in net accounts receivable --.....................    (5,310,000)   (8,694,000)   (2,749,000)
     (Increase) decrease in prepaids and other..................       825,000      (607,000)     (575,000)
     Increase in accounts payable and accrued expenses..........     2,454,000     6,990,000     2,519,000
                                                                  ------------   -----------   -----------
Net cash used in operating activities...........................   (23,658,000)     (932,000)      (43,000)
                                                                  ------------   -----------   -----------
INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements................    (3,587,000)   (1,333,000)     (995,000)
Increase in intangibles and other assets........................    (2,707,000)   (1,397,000)     (155,000)
Increase in lease deposits......................................    (1,204,000)     (272,000)     (180,000)
Acquisitions, net of cash acquired..............................   (41,225,000)     (677,000)     (300,000)
                                                                  ------------   -----------   -----------
Net cash used in investing activities...........................   (48,723,000)   (3,679,000)   (1,630,000)
                                                                  ------------   -----------   -----------
FINANCING ACTIVITIES:
Net increase (decrease) in revolving line of credit.............      (789,000)   (2,916,000)      950,000
Proceeds from sale of accounts receivable.......................            --     2,515,000       197,000
Proceeds from long-term borrowings..............................   113,567,000     2,448,000     1,130,000
Payments on long-term borrowings................................   (24,808,000)   (6,187,000)     (482,000)
Repayment of other long-term liabilities........................    (2,779,000)           --            --
Proceeds from public stock offering.............................            --    14,614,000            --
Bank overdrafts.................................................     3,043,000            --            --
Repurchase of stock warrants....................................      (213,000)           --            --
Exercise of stock options.......................................       102,000            --            --
Increase in deferred financing costs............................    (4,502,000)           --            --
                                                                  ------------   -----------   -----------
Net cash provided by financing activities.......................    83,621,000    10,474,000     1,795,000
                                                                  ------------   -----------   -----------
  Net increase in cash..........................................    11,240,000     5,863,000       122,000
Cash and cash equivalents at beginning of period................     6,169,000       306,000       184,000
                                                                  ------------   -----------   -----------
Cash and cash equivalents at end of period......................  $ 17,409,000   $ 6,169,000   $   306,000
                                                                  ============   ===========   ===========
Supplemental disclosure:
  Income taxes paid.............................................  $    124,000   $    92,000   $   172,000
  Interest expense paid.........................................     3,014,000     1,127,000       130,000
Supplemental disclosure of noncash investing and financing
  activities
Acquisitions:
  Fair value of assets acquired.................................   122,420,000    58,744,000            --
  Liabilities incurred and assumed..............................    68,492,000    59,421,000            --
  Common stock issued...........................................    12,703,000            --            --
                                                                  ------------   -----------
                                                                    41,225,000       677,000            --
Conversion of debentures into shares of common stock............     1,714,000     5,286,000            --
Acquisition of leasehold rights ($237,000) and equipment and leasehold improvements ($126,000) through issuance of note
  payable.......................................................            --            --       363,000
Common stock warrants issued (Note 16)..........................            --       150,000            --
Property and equipment purchased under capital leases...........     7,205,000            --            --

                             See accompanying notes

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1. DESCRIPTION OF BUSINESS

     Unison HealthCare Corporation ("Unison") is a provider of long-term and specialty healthcare services. At December 31, 1996, Unison operated and managed 62 facilities, including long-term care and specialty care and independent/assisted living facilities. Unison's operations are located in 13 states, principally in the midwest and southwest regions of the United States.

     Unison changed its name from SunQuest HealthCare Corporation in November 1995. In August 1995, Unison acquired all of the common stock of BritWill HealthCare Company ("BritWill"). In March 1996, Unison acquired 90% of the Common Stock of four rehabilitation therapy centers (collectively "Sunbelt Therapy") and in November 1996 retroactively acquired the remaining 10%. In October 1996, Unison acquired all of the common stock of Signature Health Care Corporation and four affiliated companies ("Signature"). In October 1996, Unison completed a merger with two clinical laboratory companies, American Professional Holding, Inc. ("Ampro") and Memphis Clinical Laboratory, Inc. ("Memphis"). (Note
4). Unison also operates a pharmacy operation and a Medicare Part B billing and supply company.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Unison, its subsidiaries, and all of its leased facilities. Significant intercompany transactions and balances have been eliminated in consolidation.

     Revenues and expenses related to the operations acquired from BritWill, Sunbelt Therapy, Signature and other acquisitions are included in Unison's results of operations for periods subsequent to the date of acquisition. The mergers with Ampro and Memphis have been accounted for as poolings of interests. Accordingly the consolidated financial statements of Unison have been restated to include the accounts of Ampro and Memphis for all periods presented.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Net Operating Revenues

     Unison's revenues are derived primarily from providing long-term healthcare services. Contractual adjustments resulting from agreements with various organizations to provide services for amounts which differ from billed charges, including services under Medicare and Medicaid, are recorded as deductions from gross patient service revenue. The estimated third party payor settlements under Medicare and Medicaid programs are recorded in the period the related services are rendered and are subject to audit and final settlement by the fiscal intermediary. Differences between the net amounts accrued and subsequent settlement, if any, are recorded in operations at the time the final settlement is determined. As of December 31, 1996 and 1995, Unison has approximately $2,260,000 and $1,800,000, respectively, of Medicare routine cost limit exceptions which are subject to audit and final approval by the fiscal intermediary. Based on consultation with outside reimbursement specialists, it is management's opinion that the ultimate resolution of third party payor settlements will not have a material adverse impact on the consolidated financial position or results of operations of Unison.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Unison receives management fees for the management of long-term care facilities on behalf of the owners. Other operating revenues include management fees amounting to $1.2 million in 1996, $1.7 million in 1995, and $1.1 million in 1994.

     Provision for doubtful accounts is made when the related revenue is recorded and is included in other operating expense. The provisions totaled $2,742,000 in 1996, $29,000 in 1995 and $128,000 in 1994. Accounts, when determined to be uncollectible, are charged against the allowance for doubtful accounts. The allowance for doubtful accounts is determined by management using estimates of potential losses based on an analysis of current and past due accounts, collection experience in relation to amounts billed, prior settlements experience and other relevant information. The allowance for doubtful accounts totaled $3,776,000 and $783,000 at December 31, 1996 and 1995, respectively.

  Cash and cash equivalents

     Cash and cash equivalents include amounts held in demand deposits at financial institutions and all highly liquid investments that have an original maturity of three months or less.

  Inventories

     Inventories are comprised primarily of nursing facility supplies and pharmaceutical products and are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization for financial statement purposes are computed using the straight-line method over the lesser of the respective lease term or the estimated useful life of the respective asset.

  Intangible Assets

     Certain costs incurred in the acquisition of facilities such as assembled workforce and covenants not to compete are amortized on a straight line basis over five years. Lease operating rights (net of leasehold liabilities) recorded in connection with lease arrangements or through acquisition have been capitalized and are being amortized on a straight line basis over the respective initial lease term, including probable renewal periods, not to exceed thirty years.

     Management believes that goodwill related to nursing home acquisitions has an unlimited useful life and, therefore, assigned a forty-year amortization period to goodwill resulting from such acquisitions. In determining its unlimited useful life, management considered factors such as: policies of similar public healthcare and long-term care companies, nature of the long-term care industry which is positively impacted by the increasing age of the American population as well as the continual transfer of patients from a high cost acute care setting to a lower cost long-term care setting, profitability of companies in the long-term care industry, and the fact that nursing care services provided in nursing home facilities will be continuously needed in the future and are not subject to obsolescence.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Goodwill resulting from various acquisitions is summarized as follows:

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                              LIFE        1996            1995
                                                              ----     -----------     ----------
BritWill....................................................   40      $ 7,000,000     $7,000,000
Pharmacy....................................................   20        1,197,000        545,000
Gamma Labs..................................................   15        1,087,000      1,087,000
Sunbelt.....................................................   20        5,425,000             --
Signature...................................................   40        9,300,000             --
RehabWest...................................................   20        5,029,000             --
                                                                       -----------     ----------
                                                                        29,038,000      8,632,000
Accumulated amortization....................................              (607,000)      (180,000)
                                                                       -----------     ----------
                                                                       $28,431,000     $8,452,000
                                                                       ===========     ==========

     Unison periodically assesses the recoverability of intangible assets by comparing the carrying amount of the intangible assets to the future benefits or undiscounted cash flows derived from that asset. Impairments are recognized in operating results if it is probable that the carrying value of the asset will not be recovered from future cash flows derived from that asset (Note 23).

  Income Taxes

     Unison accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of an asset and liability approach for measuring deferred taxes based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered.

  Net Income (Loss) Per Share

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and dilutive equivalent shares outstanding.

  Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

3. LIQUIDITY

     Unison incurred a loss from operations during 1996, and at December 31, 1996, has a working capital deficiency of $13,955,000 and is in default on $18,640,000 of debt (Note 13). The 1996 loss resulted primarily from non-recurring expenses including impairment losses on long-lived assets, costs of failed acquisitions and related financing efforts, write-offs of non patient receivables, penalties and fines, and similar items. The debt in default is collateralized by nursing facilities with market values significantly in excess of the debt. Management believes that the debt can be refinanced if payment on the debt is accelerated, but has no reason to believe that the debt payments will be accelerated.

     In February 1997, members of Unison's Board of Directors formed an Executive Committee which replaced members of senior management and which now has responsibility for overseeing Unison's operations until new management is secured. The Executive Committee subsequently initiated various revenue enhance-

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

3. LIQUIDITY -- (CONTINUED)
ment and cost containment initiatives. Additionally, Unison has other assets, such as its pharmacy and therapy companies, which could be sold to generate additional cash flow if needed, and has access to a $10,000,000 line of credit. The Company is attempting to develop lending relationships that will use the Company's available accounts receivable and other available assets to reduce overall borrowing costs and, if necessary, supply additional working capital. The Company also intends to explore opportunities for a secured or unsecured term loan or for equity financings, should that prove necessary or desirable. There can be no assurance that such financings will be available or, if available, that necessary funds will be available on terms favorable to Unison and its shareholders.

     The Executive Committee believes that the revenue enhancement and cost containment initiatives and access to cash flows from draws on its line of credit or, if necessary, proceeds from sales of unencumbered assets and additional borrowings, will provide Unison with the liquidity necessary to meet its obligations during 1997.

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS

     In August 1995, Unison acquired all of the common stock of BritWill, another long-term care company operating approximately 28 facilities located in Texas and Indiana. The terms of the BritWill acquisition were modified in April 1996, effective August 10, 1995, such that Unison acquired all of the outstanding stock of BritWill for a total fixed purchase amount of $20,600,000 plus, to the extent applicable, monthly contingent payments if Unison's monthly consolidated net patient revenues exceeded specified monthly amounts ranging from $8,000,000 to $11,989,000 for the period from September 9, 1995 through July 31, 2000. An additional lump sum contingent payment was payable on the earlier of (i) August 9, 2000 if Unison had consolidated net patient revenues of not less than $150,000,000 for the twelve-month period ended June 30, 2000 or
(ii) the sale by Unison of debt or equity securities exceeding $10,000,000. The purchase price was comprised of a $5,602,000 term note (the "Term Note"), an $8,000,000 subordinated promissory note (the "Subordinated Note"), and a $7,000,000 noninterest bearing convertible subordinated debenture (the "Convertible Debenture") (Note 13). During August 1996, as a result of the proposed acquisition of the common stock of Signature, the contingent payments became assured and Unison accrued the present value of the remaining contingent payments related to the BritWill acquisition in an amount totaling $11,500,000 (the "Additional Payment Obligation") (Note 13). In connection with the BritWill acquisition, Unison paid a financial advisory fee to Trouver Capital Partners, L.P. ("Trouver") amounting to $675,000. One of Unison's directors is a partner in Trouver. The acquisition was accounted for as a purchase. The contingent portions of the purchase price were initially added to lease operating rights when paid, and then in August 1996 when accrued. At December 31, 1996 and 1995, contingent payments and accruals amounting to $19,523,000 and $567,000, respectively, had been added to lease operating rights.

     Effective February 1, 1996, Unison acquired 90% of the common stock of Sunbelt Therapy, paying $800,000 in cash, and issuing term notes aggregating $1,000,000 (the "Notes") and subordinated convertible debentures aggregating $1,800,000 (the "Debentures"). The transaction was accounted for as a purchase. In November 1996, Unison purchased the remaining 10% of Sunbelt Therapy effective February 1, 1996. The aggregate purchase price amounted to $1,418,000 plus a guaranteed payment amounting to $709,000. Additional contingent payments of up to $1,418,000 will be due if specified income targets are achieved. Consideration for the purchase was comprised of promissory notes in the aggregate amount of $1,876,000 and 27,942 shares of Unison common stock (Note
13).

     On October 31, 1996, Unison, through a newly formed wholly owned subsidiary, completed a merger with Ampro. The outstanding shares of Ampro common stock were converted into the right to receive 521,000

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND
DISPOSITIONS -- (CONTINUED)
shares of Unison common stock. Unison simultaneously completed a merger with Memphis. Three shareholders who owned approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of Unison common stock and the holder of the remaining shares of Memphis received cash in the amount of $237,000 and a promissory note in the amount of $250,000. The transaction has been recorded as a pooling of interests.

     Summarized results of operations of the separate companies for the period from January 1, 1996 through October 31, 1996 are as follows (unaudited):

                                                       UNISON          AMPRO        MEMPHIS
                                                    ------------     ----------     --------
    Total revenues................................  $109,862,000     $5,137,000     $686,000
    Net income (loss).............................   (12,728,000)       163,000       50,000

     Following is a reconciliation of restated revenues and net income (loss) to amounts previously reported for the years ended December 31:

                                                                   1995            1994
                                                                -----------     -----------
    Total operating revenues:
      As previously reported..................................  $61,285,000     $12,406,000
      Merged companies (Ampro and Memphis)....................    7,203,000       6,000,000
                                                                -----------     -----------
      As restated.............................................  $68,488,000     $18,406,000
                                                                ===========     ===========
    Net income (loss):
      As previously reported..................................  $   (26,000)    $   (80,000)
      Merged companies (Ampro and Memphis)....................      143,000         420,000
                                                                -----------     -----------
      As restated.............................................  $   117,000     $   340,000
                                                                ===========     ===========

     On October 31, 1996, Unison acquired Signature, comprised of Signature Health Care Corporation ("Signature Health Care") and four affiliated companies, Douglas Manor, Inc. ("Douglas"), Safford Care, Inc. ("Safford"), Arkansas, Inc. ("Arkansas"), and Cornerstone, Inc. ("Cornerstone"). Signature operates 13 long-term care facilities in Colorado and Arizona. Outstanding shares of Signature were converted into the right to receive cash and promissory notes totaling approximately $38,200,000 and 1,509,434 shares of Unison's common stock. In accordance with an adjustment provision of the Signature merger agreements relating to the stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) and 238,052 shares of Unison common stock ($684,000). In connection with the Signature acquisition, Unison also acquired all of the outstanding stock of RehabWest, Inc. ("RehabWest"), a related rehabilitation services company, for a cash purchase price of $5,350,000. These acquisitions were accounted for as purchases.

     On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance. The original plan included the disposition of seven nursing facilities and was subsequently modified to include an aggregate of eight facilities (the "Disposition Facilities"). On March 1, 1997, Unison subleased four of the Disposition Facilities to an unrelated party. The provision for disposal of these facilities is included in impairment losses (Note 23). Of the remaining four Disposition Facilities, one is closed and three remain in operation with an aggregate of 522 licensed beds.

     Summarized below are the unaudited pro forma consolidated results of operations of Unison for the periods indicated, assuming the acquisitions, lease agreements and dispositions described above and the private placement of the Senior Notes described in Note 13 were consummated as of January 1, 1995. The

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND
DISPOSITIONS -- (CONTINUED)
unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions occurred at January 1, 1995 or of results which may occur in the future.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  1996             1995
                                                              ------------     ------------
                                                                       (UNAUDITED)
    Revenues............................................      $182,382,000     $148,182,000
    Net loss............................................        19,039,000        5,652,000
    Net loss per share..................................             $3.21            $1.66

5. ACCOUNTS RECEIVABLE

     In April 1995, Unison entered into a sales agreement with HealthPartners Funding, L.P. ("Health Partners") to routinely sell eligible accounts receivable, consisting primarily of Medicare and Medicaid receivables, up to $3,000,000 for a discount fee of up to 1.583% of outstanding eligible receivables purchased under the agreement. As of December 31, 1995, Unison had sold approximately $2,515,000 of eligible accounts receivable to HealthPartners. The proceeds from the sale were in the form of cash of $1,982,000 and collateralization of accounts receivable of $533,000 (included in other current assets) (Note 6). Under the terms of the sales agreement, Unison was required to repurchase from HealthPartners all Medicare and Medicaid receivables which were uncollected after 60 days, management receivables which were uncollected after 90 days and cost report settlement receivables which were uncollected after 120 days. As additional consideration, Unison granted to HealthPartners warrants to purchase common stock equal to at least $150,000 (Note 14). In March 1996, the sales agreement was terminated.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets as of December 31 are summarized as follows:

                                                                     1996           1995
                                                                  ----------     ----------
    Prepaid expenses............................................  $1,615,000     $1,146,000
    Deferred taxes (Note 18)....................................   3,332,000             --
    Inventories.................................................     938,000        640,000
    HealthPartners receivable (Note 5)..........................          --        533,000
                                                                  ----------     ----------
                                                                  $5,885,000     $2,319,000
                                                                  ==========     ==========

7. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 are summarized as follows:

                                                                   1996            1995
                                                                -----------     -----------
    Land and building.........................................  $21,757,000     $   205,000
    Equipment.................................................   11,806,000       3,408,000
    Leasehold improvements....................................    2,386,000       1,148,000
                                                                -----------      ----------
                                                                 35,949,000       4,761,000
    Less accumulated depreciation.............................   (5,119,000)     (1,073,000)
                                                                -----------      ----------
                                                                $30,830,000     $ 3,688,000
                                                                ===========      ==========

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

7. PROPERTY AND EQUIPMENT -- (CONTINUED)
     Property and equipment includes assets acquired under capitalized leases of approximately $7,205,000, net of $159,000 accumulated depreciation.

8. LEASE OPERATING RIGHTS AND OTHER INTANGIBLE ASSETS

     Lease operating rights and other intangible assets as of December 31 are summarized as follows:

                                                                   1996            1995
                                                               ------------     -----------
    Lease operating rights...................................  $108,050,000     $36,999,000
    Capitalized assembled workforce..........................     1,845,000       1,250,000
    Debt and bond issue costs................................     5,200,000         194,000
    Covenant not to compete..................................       850,000         100,000
    Other....................................................     1,076,000       1,270,000
                                                               ------------     -----------
                                                                117,021,000      39,813,000
    Less amortization........................................    (3,240,000)       (653,000)
                                                               ------------     -----------
                                                               $113,781,000     $39,160,000
                                                               ============     ===========

     Of the increase in lease operating rights during 1996, $55,234,000 was a result of the acquisition of Signature and $18,500,000 represents the Additional Payment Obligation of $11,500,000 and $7,000,000 of related deferred tax liabilities relating to the BritWill acquisition (Note 4).

     The significant increase in debt and bond issue costs is due to issue costs capitalized in connection with the Senior Notes described in Note 13.

9. SECURITY DEPOSITS AND OTHER ASSETS

     Security deposits and other assets as of December 31 are summarized as follows:

                                                                     1996           1995
                                                                  -----------    ----------
    Security deposits...........................................  $ 5,077,000    $2,735,000
    Other.......................................................      900,000       454,000
                                                                   ----------    ----------
                                                                  $ 5,977,000    $3,189,000
                                                                   ==========    ==========

     In connection with certain lease agreements with Omega Healthcare Investors, Inc. ("Omega"), Unison is required to maintain security deposits with Omega. Omega invests these funds in a money market fund on behalf of Unison at an approximate rate of 5% at December 31, 1996.

10. LINE OF CREDIT

     In March 1996, Unison's revolving lines of credit were replaced by a $10,000,000 credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0%, mature in 1998 and are collateralized by Unison's eligible accounts receivable. A commitment fee of .5% is payable on the unused portion. The agreement requires Unison to comply with certain financial and operational covenants including limitations on additional borrowings and sale of assets and alteration of Unison's existing capital structure. There were no amounts outstanding under the line of credit at December 31, 1996.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

11. ACCOUNTS PAYABLE

     Accounts payable as of December 31 are summarized as follows:

                                                                    1996            1995
                                                                 -----------     ----------
    Trade payables.............................................  $ 7,462,000     $9,968,000
    Checks drawn in excess of bank balance.....................    3,043,000             --
                                                                 -----------     ----------
                                                                 $10,505,000     $9,968,000
                                                                 ===========     ==========

12. ACCRUED EXPENSES

     Accrued expenses as of December 31 are summarized as follows:

                                                                    1996            1995
                                                                 -----------     ----------
    Accrued compensation and benefits..........................  $ 8,487,000     $4,814,000
    Purchase accounting liabilities............................    2,688,000        879,000
    Due to State Medicaid......................................           --        470,000
    Accrued interest...........................................    2,879,000          8,000
    Accrued professional fees..................................    1,090,000             --
    Income and gross receipt taxes payable.....................    3,106,000             --
    Other......................................................    3,187,000      3,067,000
                                                                 -----------     ----------
    Accrued expenses...........................................  $21,437,000     $9,238,000
                                                                 ===========     ==========

     The purchase accounting liabilities at December 31, 1996 represent additional consideration payable to the former shareholders of Signature amounting to $2,511,000 (Note 4) and an accrual of $177,000 for severance, exit and lease terminations. As of December 31, 1995, the accrual represents estimated severance, exit and lease termination costs incurred in connection with the BritWill acquisition (Note 4).

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

13. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt is summarized as follows:

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
Senior Notes...................................................... $100,000,000     $        --
Mortgage Note.....................................................   18,640,000              --
Notes in escrow...................................................    1,146,000              --
Additional Payment Obligation (Note 4)............................   11,500,000              --
Subordinated Note (Note 4)........................................    8,000,000       8,000,000
Term Note (Note 4)................................................           --       5,602,000
Convertible Debenture (Note 4)....................................           --       1,714,000
Subordinated notes payable to related party.......................    2,547,000       4,199,000
Other notes payable to related parties............................    4,676,000              --
Payable to State of Indiana Medicaid..............................           --       3,741,000
Capital lease obligations (Note 16)...............................    7,759,000              --
Note payable in annual installments of $200,000 plus interest
  at the prime rate, due January 1998.............................      400,000              --
Note payable in annual installments of $133,000 plus interest
  at the published federal rate, due February 1998................      267,000         400,000
10.0% subordinated note, payable monthly to 1998..................      219,000         234,000
Noninterest bearing note payable to lessor due 1999,
  net of unamortized discount.....................................      383,000         393,000
Notes payable to banks, interest at 8.0% to 10.5%, due 1997 to
  2000, collateralized by certain assets of subsidiaries..........      345,000         727,000
Unsecured notes payable to banks, variable interest rates, due
  1997 to 1998....................................................      433,000              --
Note payable to an individual, payable monthly with interest at
  10.0%,
  due 1998, collateralized by receivables of subsidiary...........      211,000         342,000
11.5% notes payable to lessor due 1997............................      283,000              --
Other.............................................................      329,000         596,000
                                                                   ------------     -----------
                                                                    157,138,000      25,948,000
Less current portion..............................................  (33,915,000)     (6,865,000)
                                                                   ------------     -----------
                                                                   $123,223,000     $19,083,000
                                                                   ============     ===========

     On October 31, 1996, Unison completed the private placement of $100,000,000 of 12 1/4% Senior Notes due 2006 (the "Senior Notes"). The net proceeds to Unison in the amount of $94,550,000 were used to: (i) complete the acquisitions of Signature and RehabWest (Note 4); (ii) repay certain debt and contingent obligations and; for general corporate purposes. In January 1997, a portion of the proceeds from the Senior Notes were used to (i) repay the Subordinated Note and (ii) prepay $1,750,000 of the Additional Payment Obligation. Interest on the Senior Notes is payable semiannually. The stated interest rate of 12 1/4% per annum is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission within specified time periods. As of December 31, 1996, the interest rate on the Senior Notes was 12.75% and as of May 16, 1997 the interest rate is 13.00%. The interest rate is subject to further increases of 0.25% on June 13, 1997 and every 90 days thereafter (up to a maximum rate of 14 1/4%) until such registration becomes effective. The Senior Notes are guaranteed by all of Unison's present and future subsidiaries. The Senior Note indenture contains certain covenants, including limitations on additional indebtedness, investments, transactions with affiliates, asset sales, payment of dividends and certain other transactions. Because all of Unison's direct and indirect subsidiaries have fully

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

13. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED) guaranteed Unison's obligations under the Senior Notes, separately audited financial statements for the individual subsidiary guarantors would not be meaningful to investors and so are not included herein.

     In connection with the Signature acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. Principal and interest of $180,000 is payable monthly with a balloon payment due in April 2004. The Mortgage Note requires Unison to maintain consolidated net worth of at least $39,000,000, a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 during 1996 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least 1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, the consolidated Unison net worth at December 31, 1996 was $11,689,000 and accordingly, the Company was not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and accordingly, classified the entire obligation of $18,640,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.

     Also in connection with the Signature acquisition (Note 4) Unison placed promissory notes in the aggregate amount of $1,146,000 in escrow. Of this amount, and subject to any outstanding claims, $500,000 and $646,000 will be released from escrow and paid to the former owners of Signature on October 31, 1997 and 1998, respectively.

     In connection with the BritWill acquisition (Note 4), Unison incurred the following indebtedness to the former shareholders of BritWill: (i) the Term Note in the amount of $5,602,000; (ii) the Subordinated Note in the amount of $8,000,000, (iii) the $7,000,000 noninterest-bearing Convertible Debenture convertible into 561,815 shares of common stock and, (iv) the Additional Payment Obligation of $11,500,000 which became assured during August 1996 (Note 4). The Additional Payment Obligation represents the present value of the remaining monthly payments, ranging from $99,000 to $166,000 at interest rates ranging from 12% to 14% through the term of the loan with a balloon payment of $8.1 million due August 9, 2000. The Term Note, as amended, was repaid in January 1996. The Subordinated Note is payable in monthly installments of interest only at 8% and was repaid in January 1997 with proceeds from the Senior Notes. The holder of the Convertible Debenture converted a portion of the Convertible Debenture in December 1995 into 424,251 shares of Unison common stock and converted the remainder on March 28, 1996 into 137,564 shares of Unison common stock.

     The terms of the Subordinated Note require Unison to meet certain financial covenants, including current and cash flow ratios.

     Subordinated notes payable to a related party are payable to BritWill Investments Texas, Ltd. ("BritWill Texas"), an affiliate of BritWill. The notes are payable monthly with interest at 9% to 10% with the balance due in October 2004. As of December 31, 1995, the aggregate balance included a $1,400,000 advance from BritWill Texas for a lease security deposit. In 1996, this liability was forgiven and the balance was recorded as a reduction of lease operating rights in the consolidated balance sheet.

     Other notes payable to related parties represent obligations to the former owners of Sunbelt Therapy. In connection with the purchase of Sunbelt Therapy (Note 4), Unison issued Notes and Debentures in the aggregate amount of $2,800,000 with interest payable quarterly at 10.0% and convertible into Unison common stock at a conversion price equal to 100% and 85% of the average closing price of Unison's common stock for the 20 day trading period preceding the date of conversion. In January 1997, the Notes and Debentures were converted into 105,196 shares of Unison common stock with the balance of $2,000,000 paid in cash. Effective February 1, 1996, Unison purchased the remaining 10% minority ownership in Sunbelt Therapy (Note 4).

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

13. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED)
The purchase price included notes payable in the aggregate amount of $1,876,000. Interest on the notes is payable quarterly beginning January 1997 at a rate of 9.0% per year, with scheduled principal reductions due annually through January 1999.

     In March 1995, BritWill received an erroneous Medicaid reimbursement payment of approximately $4,300,000 related to one of its Indiana facilities. Negotiations with the State of Indiana's agent regarding such overpayment resulted in BritWill retaining the funds subject to BritWill's payment of interest thereon to the State of Indiana at the higher of the prime rate plus 3.25% or 12%. In April 1996, Unison agreed to repayment of the remaining $3,741,000 balance by: (i) a $1,100,000 payment to the State of Indiana in April 1996; and (ii) withholding of Medicaid reimbursement payments due five of Unison's facilities in Indiana to offset the amount due to the State until the balance was paid in full in September 1996. Interest was payable at 14%.

     Future maturities of notes payable and long-term debt at December 31, 1996 are as follows:

        Year ending December 31,
                    1997.............................................    $ 33,915,000
                    1998.............................................       4,761,000
                    1999.............................................       2,951,000
                    2000.............................................       9,768,000
                    2001.............................................       1,607,000
               Thereafter............................................     104,136,000
                                                                         ------------
                                                                         $157,138,000
                                                                         ============

     As of December 31, 1996, Unison was not in compliance with certain debt covenants for the Mortgage Note, Subordinated Note, and certain capitalized equipment leases. Because holders of these debt instruments have the right to accelerate payment of the debt, these notes and leases have been classified as current liabilities in the accompanying consolidated balance sheet.

14. STOCKHOLDER'S EQUITY

     In December 1995 and January 1996, Unison completed an initial public offering ("the IPO") resulting in the issuance of 2,000,000 shares of common stock at $9.00 per share. Proceeds from the IPO amounted to $14,614,000, net of expenses, of which $9,727,000 was used to repay debt (Notes 13 and 17). In connection with the IPO, Unison issued warrants to the representatives of the underwriters to purchase up to 120,000 shares of common stock, at an exercise price of $11.70 per share, in exchange for certain advisory services to be provided to Unison during the twelve-month period following the IPO. The warrants are exercisable for a five-year period beginning in December 1996.

     On August 10, 1995, Unison entered into a stock purchase warrant agreement with HealthPartners. The agreement entitled HealthPartners to purchase shares of Unison's common stock with an aggregate market value of $150,000, or approximately 16,667 shares based on the IPO price of $9.00 per share. The $150,000 has been capitalized as a deferred financing cost and is being amortized over two years. In December 1996, HealthPartners exercised its option which required Unison to repurchase the warrants for $213,000 in cash, which has been recorded as a reduction of additional paid-in capital.

     Effective December 31, 1994, Unison completed a stock purchase warrant agreement to satisfy amounts due to an individual who actively negotiated several of Unison's management and operating lease

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

14. STOCKHOLDER'S EQUITY -- (CONTINUED)
agreements. The warrants were exercised in 1996, whereby 178,000 shares of Unison common stock were purchased for $200. Since the warrants were granted at less than fair market value, leasehold rights totaling $43,000 have been capitalized and are being amortized over the respective initial lease term.

     In August and October 1996, warrants to purchase an aggregate of 300,464 shares of common stock were issued to a commercial bank in connection with a short-term loan agreement. The exercise prices of the warrants are $12.80 and $13.00 and the warrants expire on October 31, 2001.

     Unison's common stock has been traded on the Nasdaq Stock Market's National Market System since December 19, 1995. As of December 31, 1996, Unison does not currently satisfy the minimum tangible net worth criteria for maintaining the listing of its common stock on the Nasdaq Stock Market.

15. STOCK OPTIONS

     In July 1995, the Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan offers two types of options: (i) a discretionary option grant program (the "Discretionary Program") under which eligible individuals may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock at an exercise price determined by the Board of Directors, and (ii) the automatic option grant program (the "Automatic Program") under which grants of options will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Each grant under the Automatic Program vests over two years and is exercisable for ten years. Options granted in 1995 under the Discretionary Program vest over periods of two to four years. In January 1996, the 1995 Plan was amended by the Board of Directors to change the exercise price of all outstanding options from $10.00 to $9.00 per share, which was the IPO price (Note 14). The 1995 Plan was further amended in October 1996 to increase the number of shares of common stock authorized for issuance under the 1995 Plan from 511,046 to 800,000.

     Unison has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Unison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Unison had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.0% and 5.0%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .64 and .64; and a weighted-average expected life of the option of 8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Unison's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

15. STOCK OPTIONS -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Unison's pro forma information follows:

                                                                     1996           1995
                                                                 ------------     --------
    Pro forma net loss.........................................  $ 24,157,000     $ 72,000
    Pro forma net loss per share...............................  $       5.16     $   0.03

     Information regarding the 1995 Plan is as follows:

                                                DISCRETIONARY PROGRAM             AUTOMATIC PROGRAM
                                            -----------------------------   -----------------------------
                                              NUMBER     WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
                                            OF OPTIONS    EXERCISE PRICE    OF OPTIONS    EXERCISE PRICE
                                            ----------   ----------------   ----------   ----------------
    Shares under option:
    Outstanding at December 31, 1994......         --                              --
      Granted.............................    261,520         $ 9.00           47,480         $ 9.00
      Canceled............................     (8,684)          9.00               --           9.00
                                              -------                         -------
    Outstanding at December 31, 1995......    252,836           9.00           47,480           9.00
      Granted.............................    412,412           9.47           92,500           9.50
      Canceled............................    (40,664)          9.24               --
      Exercised...........................    (11,307)          9.00               --
                                              -------                         -------
    Outstanding at December 31, 1996......    613,277           9.30          139,980           9.33
                                              =======                         =======
    Exercisable at December 31,
      1995................................         --                              --
      1996................................    127,998           9.00           23,740           9.00
    Weighted-average fair value of options
      granted:
      1995................................   $   6.18
      1996................................   $   6.39

     Exercise prices for options outstanding at December 31, 1996 ranged from $9.00 to $10.50. The weighted-average remaining contractual life of those options is 9.5 years.

     At December 31, 1996, 35,436 shares of common stock were available under the 1995 Plan for future awards.

16. LEASES

     As of December 31, 1996, Unison operated 51 facilities under noncancelable operating leases with lease terms ranging from five to twenty years plus renewal options. The lease agreements provide for contingent rental provisions based on increases in the consumer price index, Medicaid reimbursement rates, and number of licensed beds. Certain of the leases have purchase options determined by a specified formula. Unison is responsible for all taxes, maintenance and other executory costs.

     Unison leases 14 facilities from Omega, of which nine facilities are in Indiana and five are in Texas. Each of the Omega leases expires in 2005 and allows Unison up to three five-year renewal options. The Omega leases require Unison to pay stated rent, with annual increases based upon the greater of 5% of incremental revenues or the Consumer Price Index, but limited to a maximum annual increase of 5%. The Omega leases

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

16. LEASES -- (CONTINUED)
grant Unison the right, but not the obligation, to purchase the Omega facilities upon the expiration of the initial lease term.

     Unison leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement requires Unison to pay monthly amounts equal to (i) the amount of monthly payments made by BritWill Texas to Omega pursuant to a loan agreement which provided the financing for BritWill's purchase of the six facilities; (ii) all payments due from lessees related to the facilities that are subleased; and
(iii) payment of certain third-party seller subordinated notes incurred in connection with the acquisition of the six facilities.

     At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34.9 million (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratio, cash flow to debt service ratios, minimum cash, current ratio and tangible net worth ratio (each as defined). The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega has waived all existing covenant violations through April 11, 1997. The Company may not be in compliance with these covenants subsequent to April 11, 1997 and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. Management is attempting to renegotiate the leases; however, there can be no assurance that such restructuring will be completed or that Omega will not exercise their remedies of default under the master lease agreements.

     The Company leases six facilities formerly affiliated with Signature for an initial term which expires in 2005 and which allows Unison the option to renew for three additional 10-year terms and the option to purchase the facilities through the end of the initial term or any renewal periods. The leases provide for certain restrictions on the maintenance and operation of the facilities and an annual 2.5% increase in rent.

     In connection with the BritWill acquisition (Note 4), Unison recorded a leasehold liability in the amount of $4,700,000. This adjustment was based on an independent appraisal which valued the present value of the BritWill lease obligations based on market lease rates. The leasehold liability is being amortized over the aggregate lease term of approximately 25 years.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

16. LEASES -- (CONTINUED)
     Future minimum lease payments at December 31, 1996, by year and in the aggregate, under noncancelable lease arrangements with initial or remaining terms of one year or more consist of the following:

                     YEAR ENDING DECEMBER 31,                 CAPITAL       OPERATING
        --------------------------------------------------  -----------    ------------
        1997..............................................  $ 1,661,000    $ 15,492,000
        1998..............................................    1,714,000      15,591,000
        1999..............................................    1,700,000      15,362,000
        2000..............................................    1,352,000      14,727,000
        2001..............................................    1,294,000      13,975,000
        Thereafter........................................    5,894,000      89,596,000
                                                             ----------    ------------
        Total minimum lease payments......................   13,615,000    $164,743,000
                                                                           ============
        Less amount representing interest.................   (5,856,000)
                                                             ----------
        Present value of net minimum lease payments.......    7,759,000
        Less current portion..............................     (793,000)
                                                             ----------
        Long-term obligations.............................  $ 6,966,000
                                                             ==========

     Unison's lease payments are senior to all unsecured debt.

17. RELATED PARTY TRANSACTIONS

     The Term Note, Subordinated Note and Convertible Debenture issued as consideration for the BritWill acquisition were issued to the former shareholders of BritWill (Note 13). The primary BritWill shareholder receiving payments was Whitehead Family Investments, Ltd. ("WFI"), which owned 81.5% of the stock of BritWill prior to the BritWill acquisition. Bruce H. Whitehead, Chairman of the Board of Unison, is the president of the general partner of WFI and, together with a family trust, owns 100% of WFI.

     In connection with the BritWill acquisition, a note payable to WFI in the amount of $3,375,000 was repaid with the proceeds from the IPO. Subsequent to the BritWill acquisition, Unison also incurred notes payable to WFI in the aggregate amount of $750,000 bearing interest at the rate of 12%. These notes were repaid with the proceeds from the IPO.

     Unison's lease payments to Omega, the owner of 14 facilities that the Company leases in Indiana and Texas, are personally guaranteed to $13,500,000 by the Chairman of the Board of Unison as well as collateralized by substantially all the personal property of Unison. Unison also leases six facilities in Texas from BritWill Texas. Lease expense on these facilities for the five months ended December 31, 1995 and the year ended December 31, 1996 amounted to $505,000 and $2,661,000, respectively (Note 16).

     With the BritWill acquisition, Unison also assumed unsecured notes payable to BritWill Texas with an aggregate balance at December 31, 1996 of $2,547,000 (Note 13). Interest expense on these notes amounted to $83,993 and $264,000 for the five months ended December 31, 1995 and the year ended December 31, 1996, respectively.

     On April 21, 1997, the Company obtained a $2,950,000 loan for general working capital purposes from Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd., as joint lenders. Elk Meadows Investments, L.L.C. is controlled by David Kremser and BritWill Investments Company, Ltd. is controlled by Bruce Whitehead. The loan matures on the earlier of August 1, 1997, or 30 days after written demand from the lenders, subject to earlier maturity in the event of acceleration upon a default. Interest accrues on the loan

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

17. RELATED PARTY TRANSACTIONS -- (CONTINUED) at the Prime Rate plus 2%, subject to an increase in the rate upon a default. Interim payments on the loan are not required prior to maturity. The Company paid a loan fee of $29,500 at the closing, and also agreed to pay all of the lenders' out of pocket fees and costs, including attorneys fees and costs, in an amount not yet determined or demanded by the lenders. Repayment of the loan is secured by (i) a pledge from the Company of approximately $5.0 million of accounts receivable generated by certain of the Company's affiliates and assigned to the Company and (ii) a pledge from the Company of its stock in those affiliates of the Company that either assigned their accounts receivable to the Company so they could be pledged by the Company as security for the subject loan or control the entities that assigned such accounts receivable. The collateral securing the loan also secures repayment of other obligations owing from the Company and its affiliates to Messrs. Whitehead and Kremser, and to individuals and entities related to them.

18. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1996           1995         1994
                                                       -----------     --------     --------
    Current:
      Federal........................................  $   698,000     $153,000     $128,000
      State..........................................       61,000           --        1,000
    Deferred:
      Federal........................................   (7,777,000)     (28,000)      43,000
      State..........................................   (1,338,000)       7,000           --
                                                       -----------     --------     --------
                                                       $(8,356,000)    $132,000     $172,000
                                                       ===========     ========     ========

     The difference between Unison's effective income tax rates and statutory rates are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                              1996           1995         1994
                                                          ------------     --------     --------
Statutory federal income tax expense (benefit)..........  $(10,810,000)    $ 85,000     $174,000
Increases (decreases) resulting from:
  Change in effective tax rate..........................      (495,000)          --           --
  Amortization of intangibles and nondeductible
     expenses...........................................     1,060,000       91,000           --
  State tax expense (benefit), net of federal benefit...      (876,000)       5,000        1,000
  Valuation allowance...................................     1,528,000      (56,000)      25,000
  Current federal income taxes of subsidiaries not
     consolidated for tax purposes......................       698,000           --           --
  Other.................................................       539,000        7,000      (28,000)
                                                          ------------     --------     --------
Income tax expense (benefit)............................  $ (8,356,000)    $132,000     $172,000
                                                          ============     ========     ========

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are primarily attributable to reporting for income tax purposes certain items of income and expense using a cash basis of accounting and recognition of depreciation using the accelerated cost recovery system.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

18. INCOME TAXES -- (CONTINUED)
     Significant components of deferred taxes are as follows:

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CURRENT      LONG-TERM       CURRENT      LONG-TERM
                                              ----------   ------------   -----------   -----------
Deferred liabilities:
  Intangibles...............................  $       --   $(31,165,000)  $        --   $(9,937,000)
  Accelerated depreciation..................          --        171,000            --       (30,000)
  Cash to accrual adjustment................    (208,000)            --    (1,085,000)           --
                                              ----------   ------------      --------   -----------
Total liabilities...........................    (208,000)   (30,994,000)   (1,085,000)   (9,967,000)
Deferred assets:
  Allowance for doubtful accounts...........   1,388,000             --       206,000            --
  Reserve for loss on disposition of
     assets.................................   1,460,000             --            --            --
  Vacation accruals.........................     692,000             --            --            --
  Net operating loss
     carryforward...........................          --      7,604,000            --     1,794,000
  Valuation allowance.......................          --     (1,528,000)           --            --
  Other, net................................          --        127,000            --            --
                                              ----------   ------------      --------   -----------
Total assets................................   3,540,000      6,203,000       206,000     1,794,000
                                              ----------   ------------      --------   -----------
Total net asset (liability).................  $3,332,000   $(24,791,000)  $  (879,000)  $(8,173,000)
                                              ==========   ============      ========   ===========

     The increase in deferred taxes and the elimination of the valuation reserve was due to the application of the provisions of SFAS 109 with respect to the treatment of basis differences between assets acquired and liabilities assumed in the BritWill acquisition. At December 31, 1996, Unison has consolidated net operating loss carryforwards which approximate $20,316,000 and begin to expire in 2009 for federal income tax purposes and 1999 for state income tax purposes. Certain of the net operating loss carryforwards could be subject to annual limitations. Approximately $2,950,000 of certain subsidiaries' net operating losses must be offset by taxable income of the same company.

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Unison's financial instruments as of December 31, 1996 are as follows:

                                                                CARRYING           FAIR
                                                                 AMOUNT           VALUE
                                                              ------------     ------------
    Notes payable and long-term debt, excluding capital
      lease obligations.....................................  $149,379,000     $153,664,000
                                                              ------------     ------------

     The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, lease deposits, accounts payable and borrowings under revolving lines of credit approximate their fair value. The fair value of Unison's long-term borrowings is estimated by discounting future cash flows at current rates offered to Unison for debt of comparable types and maturities. Because no market exists for these financial instruments, considerable judgment is necessary in interpreting the data to develop estimates of fair value. The use of different market assumptions may have a material effect on the estimated fair value amounts.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

20. INSURANCE

     Health care companies are subject to medical malpractice, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. Unison maintains property, liability and professional malpractice insurance policies through commercial carriers on a claims made basis in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have an adverse effect on Unison's business. However, based upon the evaluation of Unison's historical asserted and unasserted claim experience, management believes that the ultimate liability, if any, resulting from the settlement of any future claim will not have a material impact on Unison's financial position, operations or liquidity.

     Unison maintains workers compensation coverage on its facilities with the exception of certain facilities located in Texas. Management believes that the reserve for incurred but not reported claims is adequate based on historical results.

21. COMMITMENTS

     Unison has entered into an agreement with Trouver to provide financial advisory services in connection with Unison's financing and business acquisition plans. Trouver is compensated by Unison based on a percentage, ranging from 1.5% to 10.0%, dependent upon the type of transaction consummated (Note 4).

22. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Unison acquires or leases and operates long-term health care facilities, and uses such facilities to develop networks offering a range of other healthcare services. Unison and others in the healthcare industry are subject to certain inherent risks, including the following:

     - Substantial dependence on revenues derived from reimbursement under the Medicare and Medicaid programs;

     - Government regulation, budgetary constraints, and proposed legislative and regulatory changes; and

     - Lawsuits alleging malpractice and related claims.

     Approximately 83% in 1996, 83% in 1995, and 70% in 1994 of Unison's long-term care net patient service revenues were derived from reimbursement under Medicare and Medicaid programs, and approximately 84% and 82% of Unison's patient accounts receivable at December 31, 1996 and 1995, respectively, are due from such programs.

     Changes in Medicare and Medicaid reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimated settlements receivable under the Medicare and Medicaid programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on Unison. Unison's operations are also subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on Unison.

     Unison is from time to time subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on Unison. Management believes that

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

22. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (CONTINUED) adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

     Since its inception, Unison has grown through acquisitions. The recoverability of acquisition costs, including excess costs over fair value of net assets acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon Unison's ability to successfully integrate and manage acquired operations. Also, Unison's development of healthcare networks is dependent upon successfully effecting economies of scale, the recruitment of skilled personnel and the expansion of services and related revenues.

23. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS NO. 121)

     During 1996, Unison incurred an operating loss raising the possibility of continuing losses associated with its income producing assets. Consequently, Unison evaluated its long-lived assets for impairment in accordance with SFAS No. 121. Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of Unison's long-lived assets exceeded such undiscounted cash flows. Accordingly, Unison compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining weighted average useful lives of the assets, earnings history, and a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value.

     Unison determined that the fair value of certain facilities was less than their carrying value and estimated the costs to sublease and exit from the Disposition Facilities (Note 4) and, accordingly, recorded a loss on impairment of $3,865,000 in the 1996 consolidated statements of operations.

24.  SUBSEQUENT EVENTS

     Effective January 1, 1997, Unison, through its Sunbelt Therapy subsidiary, purchased the assets of a rehabilitation therapy services company located in Mississippi. Consideration for the purchase was comprised of cash amounting to $600,000 and a $300,000 promissory note. Interest on the note bears interest at 10.0%, payable quarterly, and the principal balance is due January 2, 2002.

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, six such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. While the purported class periods and the named defendants vary, the broadest class period to date asserts that between May 14, 1996 (the date of Unison's announcement of first quarter results) and March 10, 1997 (the date before Unison's March 11 announcement of the restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated. In addition, the Company is informed that an action has been filed in the Superior Court of the State of California (County of Orange) against the Company, certain current and former officers and directors and certain underwriting firms. The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. Unison's bylaws require the Company to indemnify

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

24.  SUBSEQUENT EVENTS -- (CONTINUED)
current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BritWill HealthCare Company

     We have audited the accompanying consolidated statement of operations and cash flows of BritWill HealthCare Company for the month ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BritWill HealthCare Company for the one month ended July 31, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Phoenix, Arizona
April 10, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of BritWill HealthCare Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BritWill HealthCare Company and its subsidiaries at June 30, 1995, and the results of their operations and their cash flows for the six month period ended June 30, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
November 8, 1995

                          BRITWILL HEALTHCARE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                                            JUNE 30,
                                                                                              1995
                                                                                           -----------
ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   858,606
  Accounts receivable, less allowance for doubtful accounts of $997,246..................    7,599,464
  Due from third party payors, net.......................................................    2,290,066
  Inventories............................................................................      442,033
  Due from affiliates....................................................................      512,594
  Prepaid expenses.......................................................................      486,874
  Other receivables......................................................................       31,151
  Security deposits......................................................................      637,517
  Restricted cash........................................................................       45,000
                                                                                           -----------
     Total current assets................................................................   12,903,305
Furniture, fixtures and equipment, net...................................................    2,210,682
Other assets, net........................................................................    6,827,126
Deferred charges, net....................................................................      537,321
Security deposits........................................................................    2,237,944
                                                                                           -----------
     Total assets........................................................................  $24,716,378
                                                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $ 5,133,964
  Accrued expenses.......................................................................    7,002,347
  Notes payable due affiliates...........................................................      528,230
  Income taxes payable...................................................................       92,126
                                                                                           -----------
     Total current liabilities...........................................................   12,756,667
Revolving line of credit.................................................................    1,672,577
Subordinated long-term debt due affiliates...............................................    8,488,465
Other long-term debt.....................................................................       48,183
                                                                                           -----------
     Total liabilities...................................................................   22,965,892
                                                                                           -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, $1.00 par value; authorized 1,000,000 shares; 424,050 issued and
     outstanding.........................................................................      424,050
  Additional paid-in capital.............................................................    4,714,469
  Treasury stock, 54,650 shares, at par..................................................      (54,650)
  Accumulated deficit....................................................................   (3,333,383)
                                                                                           -----------
     Total shareholders' equity..........................................................    1,750,486
                                                                                           -----------
     Total liabilities and shareholders' equity..........................................  $24,716,378
                                                                                           ===========

        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        YEAR ENDED    SIX MONTHS     ONE MONTH
                                                         DECEMBER     ENDED JUNE       ENDED
                                                            31,           30,        JULY 31,
                                                           1994          1995          1995
                                                        -----------   -----------   -----------
Revenues:
  Patient care services, net........................... $53,800,520   $32,723,297   $ 5,655,071
  Management fee from related parties..................     251,186        40,430            --
  Other income.........................................     373,239       228,426       207,270
                                                        -----------   -----------   -----------
     Total revenues....................................  54,424,945    32,992,153     5,862,341
                                                        -----------   -----------   -----------
Expenses:
  Salaries and contract labor..........................  32,634,732    19,812,601     3,467,433
  Rent.................................................   8,263,642     4,448,134       775,136
  Supplies.............................................   6,686,572     4,134,207       716,037
  General and administrative...........................   6,252,183     3,255,917       614,191
  Depreciation and
     amortization......................................     986,812       500,682        90,803
  Bad debt.............................................     644,471        21,442        48,631
  Other................................................      71,529        10,731       121,900
                                                        -----------   -----------   -----------
     Total expenses....................................  55,539,941    32,183,714     5,834,131
                                                        -----------   -----------   -----------
  Income (loss) from
     operations........................................  (1,114,996)      808,439        28,210
  Interest income (expense):
     Interest income...................................      54,545       109,309         3,878
     Interest expense..................................    (131,764)     (226,587)     (105,127)
     Related party interest
       expense.........................................    (739,823)     (485,265)      (88,977)
                                                        -----------   -----------   -----------
  Income (loss) before income taxes....................  (1,932,038)      205,896      (162,016)
  Provision for income taxes...........................      52,896        26,000         4,500
                                                        -----------   -----------   -----------
  Net income (loss).................................... $(1,984,934)  $   179,896   $  (166,516)
                                                        ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        YEAR ENDED DECEMBER 31, 1994 AND SIX MONTHS ENDED JUNE 30, 1995

                                     COMMON STOCK      ADDITIONAL    TREASURY STOCK
                                  ------------------    PAID-IN     -----------------   ACCUMULATED
                                  SHARES     AMOUNT     CAPITAL     SHARES    AMOUNT      DEFICIT        TOTAL
                                  -------   --------   ----------   ------   --------   -----------   -----------
Balance, December 31, 1993....... 389,750   $389,750   $5,176,836       --         --   $(1,464,058)  $ 4,102,528
  Common stock issued............  31,300     31,300      (23,475)      --         --            --         7,825
  Employee receivable due to
    common stock issued..........      --         --       (7,825)      --         --            --        (7,825)
  Rescission of shares due to
    employee terminations........      --         --       42,600   42,600   $(42,600)           --            --
  Excess consideration over
    historical cost of assets
    acquired in a purchase
    combination
    (Note 1).....................      --         --     (482,596)      --         --            --      (482,596)
  Net loss.......................                                                        (1,984,934)   (1,984,934)
                                  -------   --------   ----------   ------     ------    ----------    ----------
Balance, December 31, 1994....... 421,050..  421,050    4,705,540   42,600    (42,600)   (3,448,992)    1,634,998
  Common stock issued............   3,000      3,000       (2,250)      --         --            --           750
  Employee receivable due to
    common stock issued..........      --         --         (750)      --         --            --          (750)
  Purchase of shares due to
    employee terminations........      --         --       11,929   12,050    (12,050)      (64,287)      (64,408)
  Net income.....................      --         --           --       --         --       179,896       179,896
                                  -------   --------   ----------   ------     ------    ----------    ----------
Balance, June 30, 1995........... 424,050   $424,050   $4,714,469   54,650   $(54,650)  $(3,333,383)  $ 1,750,486
                                  =======   ========   ==========   ======     ======    ==========    ==========

        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  SIX MONTHS
                                                                    YEAR ENDED       ENDED        ONE MONTH
                                                                   DECEMBER 31,    JUNE 30,         ENDED
                                                                       1994          1995       JULY 31, 1995
                                                                   ------------   -----------   -------------
Cash flows from operating activities:
  Net income (loss)..............................................  $ (1,984,934)  $   179,896    $   (166,516)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization...............................     1,083,779       574,065          90,803
     Increase in accounts receivable.............................    (2,461,879)     (743,748)       (100,036)
     (Increase) decrease in amounts due from third party
      payors.....................................................    (1,011,345)   (1,140,747)        895,801
     Decrease (increase) in inventories..........................      (114,066)       (8,550)             --
     Increase in due from affiliates.............................      (361,752)     (143,360)             --
     Increase in prepaid expenses................................       (67,110)      (86,567)        (19,097)
     (Increase) decrease in other receivables....................        15,017       (12,320)         (1,047)
     (Increase) decrease in other assets and deferred
       charges...................................................       (69,733)     (173,037)         67,370
     Payment for restricted cash.................................       (45,000)           --              --
     (Increase) decrease in security deposits....................      (141,344)          883         (13,119)
     (Decrease) increase in accounts payable.....................     3,681,783    (1,115,972)     (1,604,192)
     Increase in accrued expenses................................     1,156,766     3,506,897          90,725
     Increase (decrease) in income taxes payable.................         1,146        39,230         (19,749)
                                                                    -----------   -----------     -----------
     Net cash (used in) provided by operating activities.........      (318,672)      876,670        (779,057)
                                                                    -----------   -----------     -----------
Cash flows from investing activities:
  Purchase of furniture and equipment............................      (551,714)     (485,009)       (136,997)
  Purchase of facilities from related party, net of liabilities
     of $340,000.................................................      (482,596)           --              --
  Construction in progress.......................................      (170,904)     (436,169)             --
                                                                    -----------   -----------     -----------
     Net cash used in investing activities.......................    (1,205,214)     (921,178)       (136,997)
                                                                    -----------   -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable........................     2,283,823            --              --
  Proceeds from revolving line of credit.........................            --     1,672,577       1,082,377
  Payments on notes payable and long-term debt...................      (364,922)   (1,754,875)       (117,894)
  Receipt of restricted cash.....................................            --       600,000              --
  Payment for debt issuance costs................................      (190,000)     (111,059)             --
  Repurchase of shares...........................................            --       (64,408)             --
                                                                    -----------   -----------     -----------
     Net cash provided by financing activities...................     1,728,901       342,235         964,483
                                                                    -----------   -----------     -----------
Net increase in cash and cash equivalents........................       205,015       297,727          48,429
Cash and cash equivalents at beginning of period.................       355,864       560,879         858,606
                                                                    -----------   -----------     -----------
Cash and cash equivalents at end of period.......................  $    560,879   $   858,606    $    907,035
                                                                    ===========   ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest....................................................  $    684,615   $   296,562    $     82,069
     Income taxes................................................        51,502
Supplemental schedule of noncash investing and financing
  activities:
  Security deposit with Omega through issuance of note...........     1,400,000
  Acquisition of other intangibles through issuance of note......       249,000

        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     BritWill HealthCare Company (the "Company") was organized as a Delaware corporation on August 5, 1992. The Company leases and manages long-term care facilities located throughout Texas and Indiana. The Company commenced operations on December 24, 1992. At that time, BritWill Investments -- Indiana L.P. (BI-Indy), an affiliate of the Company, managed thirteen long-term care facilities owned by Cloverleaf Enterprises, Inc. Such facilities were leased and operated by Sherwood Healthcare Corp. (Sherwood) and Cedar Care, Inc. (Cedar
Care). Under the terms of a management agreement, BI-Indy exercised its options to acquire nine of these facilities and acquire the leasehold rights to the remaining four facilities from Cloverleaf Enterprises, Inc. Concurrently, the nine facilities were sold by BI-Indy to Omega Healthcare Investors, Inc. (Omega) and leased back under a "Master Lease" agreement by BritWill Investments -- I (BI-1), a subsidiary of the Company. The leasehold rights to the four facilities were contributed to BI-1 by BI-Indy. Further, BI-Indy assigned the two management agreements for these thirteen facilities to BI-1.

     In December 1993, BritWill Investments Texas, Ltd. (BI-TX), an affiliate of the Company, entered into purchase agreements for six long-term care facilities and entered into lease agreements for three facilities with third-party lessors. The total consideration paid by BI-TX was approximately $18,440,000. BI-TX financed these transactions through two participating mortgages with Omega totaling $14,760,000 and the sale of five facilities to Omega for $13,810,000. BritWill Investments -- II (BI-2), a subsidiary of the Company, then entered into a noncancelable operating lease ("Texas Master Lease") with Omega for the five facilities sold by BI-TX and also entered into two noncancelable operating lease and sublease agreements for six facilities either owned or leased by BI-TX.

     During 1993, BI-TX conveyed supply inventories and certain liabilities and other accrued expenses from the facilities to BI-2. No consideration was paid by BI-2 to BI-TX for the inventory and BI-TX did not give BI-2 any consideration for the transfer of the liabilities and accrued expenses. The amount by which the predecessor cost of the inventory exceeded the assumed liabilities, $77,009, was recognized as additional paid-in capital.

     Effective November 1, 1994, BI-2 purchased the net assets of two nursing homes operated by Avalon Care, Inc. ("Avalon"), an affiliated company. The nursing homes acquired were: Elkhart Manor ("Elkhart") and Oakwood Health Care Center ("Oakwood") facilities. Avalon assigned the responsibilities and rewards of the Elkhart and Oakwood operating leases to BI-2. As consideration for the purchase of the leases, BI-2 forgave intercompany debt from Avalon. The amount by which the consideration paid exceeded the predecessor cost of the acquired assets less the assumed liabilities and forgiveness of debt, $482,496, was recognized as a reduction of additional paid-in capital.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of BI-1 and BI-2. The financial statements include the accounts of Cedar Care and Sherwood since December 24, 1992. Although the Company has no ownership interest in Cedar Care or Sherwood, these companies are consolidated because the Company has unilateral and perpetual control over the assets and operations of these companies due to the management agreements. Under these management agreements, managerial control and operating proceeds have been transferred directly to BI-1. Fees under the management agreements are based upon the revenues of Cedar Care and Sherwood from the facilities, such that all net income of Cedar Care and Sherwood is paid to BI-1. All significant intercompany accounts and transactions have been eliminated.

                          BRITWILL HEALTHCARE COMPANY

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash and cash equivalents

     Cash and cash equivalents include amounts held in demand deposits at financial institutions and all highly liquid investments that have an original maturity of three months or less.

  Restricted cash

     As of June 30, 1995, restricted cash consists of the $45,000 certificate of deposit assigned to a third party as security for payment of insurance claims.

  Revenue and accounts receivable

     Revenues are derived from patient care services and management fees of nursing homes not owned or leased by the Company. Credit risk exists to the extent that the most significant source of revenue is reimbursement for patient care from state sponsored Medicaid programs in Texas and Indiana and from Medicare. However, management does not believe that there are any significant credit risks associated with these governmental agencies. Payments from such programs are based on cost as defined under the programs, and associated revenues are presented net of provisions to reduce customary charges to amounts receivable from such programs. Revenues from private sources are recognized based upon established charges. Reserves are provided for receivables estimated to be uncollectible and are adjusted periodically based on the Company's evaluation of industry conditions, historical collection experience and other relevant factors.

     The following table summarizes the approximate percent of net patient revenues and accounts receivable from such payors:

                                                         NET REVENUE
                                        ----------------------------------------------        ACCOUNTS
                                                           SIX MONTHS       ONE MONTH        RECEIVABLE
                                                           ----------       ----------       ----------
                                        DECEMBER 31,        JUNE 30,         JULY 31,         JUNE 30,
                                            1994              1995             1995             1995
                                        ------------       ----------       ----------       ----------
Medicaid............................        60.5%             53.7%             53.9%           62.8%
Medicare............................        17.6              28.6              28.6            25.4
Private.............................        20.1              16.0              15.9             7.9
Other...............................         1.8               1.7               1.6             3.9
                                            ----              ----              ----            ----
                                             100%              100%              100%            100%
                                            ====              ====              ====            ====

  Inventories

     Inventories consist of medical and other supplies necessary for delivering resident care at the facilities. Inventories are recorded at the lower of cost (determined by the first-in, first-out method) or market.

  Furniture, fixtures and equipment

     Furniture, fixtures and equipment are carried at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized over the lesser of the estimated useful life or lease term. Maintenance cost and repairs are expensed as incurred; betterments and leasehold improvements are capitalized.

                          BRITWILL HEALTHCARE COMPANY

  Deferred charges

     Deferred charges consist of costs incurred to acquire leases to the long-term care facilities, which are amortized on the straight-line method over the term of the lease. Amortization expense was $77,186, $38,366 and $6,436 for the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

  Income taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). The cumulative effect of the adoption of SFAS 109 was immaterial to the Company's financial position. Under SFAS 109, the liability method is used to account for income taxes. Under this method, the deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting of existing assets and liabilities and their respective tax basis. The Company's principal differences relate to the availability of tax net operating loss carry forwards, certain reserves, accrued vacation, and depreciation.

  Interim financial data

     The following table sets forth summarized results of operations for BritWill for the periods indicated:

                                                                   SEVEN MONTHS
                                                                       ENDED
                                                                     JULY 31,
                                                            ---------------------------
                                                               1995            1994
                                                            -----------     -----------
                                                                    (UNAUDITED)
        Total revenues....................................  $38,854,000     $29,857,000
        Income (loss) from operations.....................      836,000      (1,365,000)
        Income (loss) before income taxes.................       44,000      (1,886,000)
        Net income (loss).................................       13,000      (1,912,000)

3.  FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists of the following:

                                                         AT DECEMBER 31,        JUNE 30,
                                                              1994                1995
                                                         ---------------       ----------
        Furniture and fixtures.......................      $ 1,202,684         $1,476,780
        Leasehold improvements.......................          349,943            504,952
        Construction in progress.....................          213,596            649,765
        Land.........................................               --             55,904
                                                            ----------         ----------
                                                             1,766,223          2,687,401
        Less accumulated depreciation................         (367,007)          (476,719)
                                                            ----------         ----------
                                                           $ 1,399,216         $2,210,682
                                                            ==========         ==========

     Depreciation expense was $162,143, $109,712 and $23,468 for the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

                          BRITWILL HEALTHCARE COMPANY

4.  OTHER ASSETS

     Other assets consist of the following:

                                                                           JUNE 30,
                                                                             1995
                                                                          -----------
        Leasehold rights -- BI-Indy...................................    $ 4,103,338
        Leasehold rights -- BI-TX.....................................      3,331,547
        Deferred financing costs......................................      1,131,224
                                                                          -----------
                                                                            8,566,109
        Less accumulated amortization.................................     (1,738,983)
                                                                          -----------
                                                                          $ 6,827,126
                                                                          ===========

     The leasehold rights -- BI-Indy were recorded at the cost of the predecessor and are being amortized to rent expense over ten years, the term of the lease.

     The leasehold rights -- BI-TX were recorded at the amount of the obligation entered into to obtain the right to operate nursing homes acquired by BI-TX in June and December 1993 and are being amortized to rent expense over ten years, the term of the lease. See Note 10.

     Other deferred financing costs include additional acquisition costs and debt closing costs which are being amortized to interest expense over periods of three to ten years. The total amount charged to interest expense was $73,838, $83,483 and $13,446 for the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     Total amortization expense relating to these assets was $747,483, $352,604 and $60,934 for the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

5.  SECURITY DEPOSIT

     Security deposits consist of the following:

                                                                            JUNE 30,
                                                                              1995
                                                                           ----------
        Lease deposit -- BI-Indy.......................................    $1,335,000
        Liquidity deposit -- BI-TX.....................................     1,400,000
        Other deposits.................................................       140,461
                                                                           ----------
                                                                            2,875,461
        Less current portion...........................................      (637,517)
                                                                           ----------
                                                                           $2,237,944
                                                                           ==========

     In connection with the Indiana transaction discussed in Note 1, the Company is required to maintain a security deposit equal to seven months minimum lease obligation. These funds are held in escrow and restricted until certain financial covenants have been met, including but not limited to net worth and net operating cash flow requirements. These funds are currently invested by the lessor in a mutual fund on behalf of the Company and bear interest at 5.5% on June 30, 1995. Accrued interest receivable on these funds is $72,389 at June 30, 1995. This deposit has been classified as noncurrent.

     In connection with the Texas transaction discussed in Note 1, BI-TX advanced BI-2 $1,400,000. This advance, as described in Note 7, matures in December 2003 and is classified as a long-term liability. These funds were used as a liquidity deposit with OMEGA (the "lessor") and are currently invested by the lessor on

                          BRITWILL HEALTHCARE COMPANY
behalf of the Company and bear interest at 5.25% to 6.0%. The underlying note between BI-2 and BI-TX has interest payable at the same term as the interest earned on the security deposit. A portion of this deposit, $500,000, has been classified as current as the terms of the Texas master lease allow for the use of a letter of credit in place of a security deposit. The Company has a $500,000 letter of credit available through a third party.

     Other deposits, primarily lease and utility, have been classified as current at June 30, 1995. Due to the subsequent event described in Note 12, the Dallas, Texas operations of the Company will be relocated to Phoenix, Arizona by March 1996.

6.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                            JUNE 30,
                                                                              1995
                                                                           ----------
        Amounts due Medicaid -- Indiana..................................  $3,741,188
        Accrued salaries and benefits....................................   1,205,922
        Payroll withholding taxes........................................     481,522
        Ancillary expense................................................     620,142
        Property taxes...................................................     396,700
        Rent.............................................................     245,547
        Financing costs..................................................
        Other............................................................     311,326
                                                                           ----------
                                                                           $7,002,347
                                                                           ==========

     In March 1995, the Company received an erroneous Medicaid reimbursement payment of approximately $4,300,000 related to one of its Indiana facilities. Negotiations with the state of Indiana's agent regarding such overpayment resulted in the Company retaining the money paid subject to the Company's payment of interest thereon to the state of Indiana. Future amounts due the Company by the state will be offset against the interest-bearing obligation until March 25, 1996 at which time the Company must reimburse the state for the unused portion. The unreimbursed Medicaid payment accrues interest at prime plus 3.25% or 12% per annum, whichever is higher. The Company recorded $72,000 of interest expense during the six-month period ended June 30, 1995 and $74,440 of interest expense during the one-month period ended July 31, 1995.

                          BRITWILL HEALTHCARE COMPANY

7.  NOTES PAYABLE AND LONG-TERM DEBT

     Subordinated notes payable and long-term debt consist of the following:

                                                                                   JUNE 30,
                                                                                     1995
                                                                                  -----------
Subordinated notes payable to an affiliate, secured by a $1,400,000 liquidity deposit bearing interest at 5.2% to 12.0%, due January 1995 through December
  2003 payable quarterly......................................................    $ 8,776,782
Note payable to bank, bearing interest at prime plus 2.0% payable monthly, due
  October 1998................................................................         48,183
Subordinated notes payable to third party, bearing interest at 10.0% payable
  monthly, due August 1998....................................................        239,913
Revolving line of credit advances bearing interest at the commercial paper 30
  day weighted average rate plus 4.25% payable monthly........................      1,672,577
                                                                                  -----------
                                                                                   10,737,455
Less current portion..........................................................       (528,230)
                                                                                  -----------
                                                                                  $10,209,225
                                                                                  ===========

     The maturities of long-term debt are as follows:

                Year ending December 31,
                     1995.......................................  $ 1,280,741
                     1996.......................................      831,918
                     1997.......................................      254,049
                     1998.......................................    2,496,647
                     1999.......................................      286,349
                     Thereafter.................................    5,670,051
                                                                  -----------
                                                                  $10,819,755
                                                                  ===========

     The stated interest rate for the line of credit and note payable to bank bear interest at 2.0% over prime (9.0% at June 30, 1995).

     On January 31, 1995, the Company completed a three-year revolving credit line for $6,000,000. The credit line is collateralized by existing and future accounts receivable of the Company. The credit line requires the Company to maintain quarterly financial covenants including fixed charge ratio requirements, cash velocity test requirements, accounts receivable day-sales-outstanding requirements and positive earnings test requirements. As of June 30, 1995, the Company was in compliance with all such quarterly covenants.

                          BRITWILL HEALTHCARE COMPANY

8.  INCOME TAXES

     The components of the provision for income taxes is as follows:

                                                                       SIX MONTHS     ONE MONTH
                                                                       ----------     ---------
                                                      DECEMBER 31,      JUNE 30,      JULY 31,
                                                          1994            1995          1995
                                                      ------------     ----------     ---------
    Current:
      Federal.....................................
      State and local.............................      $ 52,896        $ 26,000       $ 4,500
                                                         -------         -------       -------
                                                          52,896          26,000         4,500
    Deferred:
      Federal.....................................
                                                         -------         -------       -------
                                                        $ 52,896        $ 26,000       $ 4,500
                                                         =======         =======       =======

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate to income before income taxes is as follows:

                                                                       SIX MONTHS     ONE MONTH
                                                                       ----------     ---------
                                                      DECEMBER 31,      JUNE 30,      JULY 31,
                                                          1994            1995          1995
                                                      ------------     ----------     ---------
    Income taxes computed at statutory U.S.
      federal income tax rates....................     $ (533,067)     $   70,005     $(55,080)
    Limitation on (utilization of) NOL............        473,479        (101,239)      50,080
    State and local income taxes..................         52,896          26,000        4,500
    Permanent differences.........................         59,588          31,234        5,000
                                                        ---------       ---------     ---------
                                                       $   52,896      $   26,000     $  4,500
                                                        =========       =========     =========

     At June 30, 1995 and July 31, 1995, the Company has federal tax net operating loss carry forwards of approximately $2,100,000 and $2,100,000, respectively, which expire at various dates through 2008. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be delayed or permanently lost if there has been a cumulative change in ownership during the past three years of more than 50%. Such a change occurred in August 1995 as described in Note 12. Therefore, the annual limitation on the Company's net operating loss carry forward is approximately $1,500,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          BRITWILL HEALTHCARE COMPANY

     The components of the Company's net deferred tax assets and liabilities were as follows:

                                                                                   JUNE 30,
                                                                                     1995
                                                                                  -----------
Deferred tax assets:
  Vacation accrual............................................................    $  (107,086)
  Net operating loss carry forward............................................     (1,034,568)
  Capital leases..............................................................       (880,088)
  Leasehold rights............................................................        (55,191)
  Allowance for bad debts.....................................................       (292,621)
                                                                                  -----------
     Gross deferred tax assets................................................     (2,369,554)
Valuation allowance...........................................................      2,369,554
                                                                                  -----------
Net deferred tax assets.......................................................             --
Deferred tax liabilities......................................................             --
                                                                                  -----------
Net deferred tax liabilities..................................................    $        --
                                                                                  ===========

9.  LEASES

     The Company has noncancelable operating leases on substantially all of its buildings and equipment which expire at various dates through the year 2003. BI-1 and BI-2 lease sixteen facilities from Omega under the "Master Lease" and "Texas Master Lease" Agreements.

     The approximate future minimum rental commitments at December 31, 1994 under the operating leases are as follows:

            1995....................................................  $  8,098,047
            1996....................................................     7,804,644
            1997....................................................     7,886,491
            1998....................................................     7,901,301
            1999....................................................     7,910,753
            Thereafter..............................................    35,869,739
                                                                       -----------
                                                                      $ 75,470,975
                                                                       ===========

     Rent expense under operating leases was $8,263,642, $4,448,134 and $750,636 during the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     The lease terms are generally from eight to ten years with two or three five-year renewal options. Minimum rentals increase annually based upon the greater of 5.0% of incremental revenues or the Consumer Price Index, but limited to a maximum annual increase of 3.5%. Upon exercise of a renewal option, the rental payments continue in the same fashion as the original lease. The Company and certain affiliated entities have options to purchase certain properties at various times at prices determined by a specified formula. The Company and its subsidiaries have guaranteed performance on the mortgages and lease payments to Omega as discussed in Note 1 totaling $35,500,000 at December 31, 1994.

     The lease payments are personally guaranteed to $13,500,000 by the chairman of the board whose family trust is a majority shareholder of the Company, as well as secured by substantially all the personal property and equity of the Company. Lease rental payments are senior to all unsecured debt. The Company is responsible for all taxes, maintenance and other executory costs.

                          BRITWILL HEALTHCARE COMPANY

     Covenants to the Master Lease and Texas Master Lease include, but are not limited to, current ratio requirements, cash flow to rent and debt service requirements, minimum net worth requirements, and minimum cash requirements. In March 1994, Omega consolidated and amended certain financial covenants related to the Indiana and Texas Master Leases and the participating mortgages. Certain payments to affiliates are subordinate to the lease payments made to Omega. As of June 30, 1995, the Company was in compliance with these covenants.

10.  RELATED PARTY TRANSACTIONS

     BritWill HealthCare Company is a member of a group of affiliated companies and has extensive transactions and relationships with members of the group. Management of the Company believes that the terms of these transactions are not materially different than those which would result from transactions among wholly unrelated parties.

     In December 1992, the Company entered into a transaction with BI-Indy in which the Company exchanged 75% of its common stock for leasehold rights with a value of $4,100,000. BI-Indy contributed furniture and equipment and $623,466 of other costs incurred and capitalized as part of the transaction.

     In December 1992, certain affiliates of a director of the Company loaned the Company $400,000; and Whitehead Family Investments (WFI), a related party, loaned the Company $2,075,000 which, combined with the director loan, is recorded as subordinated long-term debt. The loans are subordinate to the lease obligations on the Company's Indiana facilities. Interest expense on the loans totaled $297,000 for 1994 and $148,500 and $28,875 for the six months ended June 30, 1995 and one month ended July 31, 1995, respectively. In addition, the lenders are entitled to a minimum quarterly bonus. The expense for this bonus agreement totaled $40,000 for 1994 and $20,000 for the six months ended June 30, 1995 and $3,333 for the one month ended July 31, 1995.

     On December 23, 1993, an officer of the Company, loaned the Company $70,000, at 12.0% annual interest, for working capital. The loan renewed a $60,000 loan issued on October 23, 1993. At December 31, 1994, the outstanding principal balance amounted to $49,000. Such principal balance was repaid in 1995. Interest expense on these loans amounted to approximately $5,880 in 1994.

     In December 1993, the Company entered into a transaction with BI-TX in which BI-TX contributed $2,800,000 of leasehold rights and $510,000 of working capital to the Company in exchange for a note payable of $3,310,000. The outstanding principal balance totaled $2,901,782 at June 30, 1995. Interest expense on this loan amounted to approximately $226,476, $121,365 and $31,943 in 1994, for the six months ended June 30, 1995 and for the one month ended July 31, 1995, respectively.

     In December 1994, certain affiliates of a director of the Company loaned the Company $1,500,000 at 12.0% annual interest. A portion of the loan, $500,000, represents a renewal of a $250,000 loan issued on December 1, 1994. Interest expense on these loans amounted to approximately $1,500 in 1994, $85,562 for the six months ended June 30, 1995 and $15,068 for the one month ended July 31, 1995.

     On June 1, 1994, the Company renewed a $600,000 note payable (in addition to the above mentioned note) to WFI for working capital at an annual interest rate of 12.0%. The note was renewed from a loan of the same amount issued on June 1, 1993. Interest expense on these loans amounted to $72,000, $36,000 and $6,000 for the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     The Company manages nursing homes owned by an affiliate. Management fee revenues charged the affiliate totaled $251,186, $40,430 and $0 during the year ended December 31, 1994, the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

                          BRITWILL HEALTHCARE COMPANY

11.  COMMITMENTS AND CONTINGENCIES

  Estimated third party settlements

     Final determination of amounts earned under cost-reimbursed programs is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that could result from such reviews. In addition, the state of Indiana has reviewed the Indiana Medicaid reimbursement structure. The ultimate impact to healthcare providers in that state has been estimated and management believes there will not be a material adverse effect on the financial position or results of operations of the Company.

  Medical malpractice and self-insured risks

     The Company has obtained medical malpractice coverage with liability limits of $5,000,000 per claim and in the aggregate. The Company has also obtained workers' compensation coverage in Indiana but is uninsured with respect to certain facilities located in Texas. The Company believes that the provision of $20,550 recorded at June 30, 1995 for asserted and/or unasserted claims is adequate based on historical results.

12.  SUBSEQUENT EVENT

     On August 10, 1995, Sunquest HealthCare Corporation, another long-term care company operating approximately 21 facilities in eleven states, acquired the Company's outstanding stock for a fixed payment of $26,000,000, plus contingent amounts of up to approximately $9.8 million if the company achieves specified revenue targets. The purchase price was comprised of two promissory notes amounting to $19,000,000, in total, and a $7,000,000 noninterest bearing convertible subordinated debenture.

     In November 1995, a retroactive restatement and correction of the purchase agreement reduced the fixed purchase price by $6,000,000. The purchase agreement includes a related contingent purchase price obligation of up to $9,800,000 depending upon future revenues.

                                                                     SCHEDULE II

                         UNISON HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                                 ---------------------
                                                  CHARGED
                                    BALANCE AT    TO COST     CHARGED                     BALANCE AT
                                    BEGINNING       AND       TO OTHER                      END OF
DESCRIPTION                         OF PERIOD     EXPENSES    ACCOUNTS     DEDUCTIONS       PERIOD
                                    ----------   ----------   --------     ---------      ----------
Year ended December 31, 1994
  Allowance for doubtful
  accounts........................    $164,000   $  128,000   $            $  (2,000)(1)  $  290,000
Year ended December 31, 1995
  Allowance for doubtful
  accounts........................    $290,000   $   29,000   $801,000(2)  $(337,000)(1)  $  783,000
Year ended December 31,1996
  Allowance for doubtful
  accounts........................    $783,000   $2,742,000   $672,000(3)  $(420,000)(1)  $3,776,000

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Represents the allowance for doubtful accounts recorded by BritWill at July 31, 1995.

(3) Represents the allowance for doubtful accounts recorded by Signature at October 31, 1996.

                                                                     SCHEDULE II

                          BRITWILL HEALTHCARE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                                -----------------------
                                                 CHARGED
                                   BALANCE AT    TO COST      CHARGED                      BALANCE AT
                                   BEGINNING       AND        TO OTHER                       END OF
           DESCRIPTION             OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS       PERIOD
                                   ----------   ----------   ----------     ---------      ----------
Year ended December 31, 1994
  Allowance for uncollectible
  accounts........................ $ (480,039)   $(644,471)                  $127,264(2)    $(997,246)
Six Months ended June 30, 1995
  Allowance for uncollectible
  accounts........................ $ (997,246)   $ (21,442)                  $227,821(2)    $(790,867)
One Month ended July 31, 1995
  Allowance for uncollectible
  accounts........................ $ (790,867)   $ (48,631)                  $ 38,724(2)    $(800,774)

---------------

(1) Adjustment related to increasing accounts receivable and the allowance to reconcile to accounts receivable agings.

(2) Uncollectible accounts written off, net of recoveries.