Form 10-K/A
period 1996-12-31
UNISON HEALTHCARE CORP
filed 1997-07-16
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of March 31, 1997, there were 6,422,096 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on March 28, 1997, was approximately $9,539,685. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================
read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" applicable to BritWill's separate historical results and other financial information included herein.

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


     Management Transition and Dependence on Skilled Personnel. Three of Unison's executive officers, including its CEO, CFO and VP of Acquisitions, resigned during the first part of 1997. They have not been replaced on a permanent basis. A number of other personnel have also been laid off, primarily in an attempt to control overhead costs. The loss of key personnel could adversely affect Unison's ability to rebuild its financial health.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     As described more fully under "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, in March 1997 the Company determined it to be necessary to restate its operating results for the nine months ended September 30, 1996. Subsequently, Unison's independent directors have taken steps to reorganize the financial and executive leadership of the Company. In connection with these changes, Messrs. Walker, Clark and Contris have resigned as executive officers, directors and employees of the Company. David A. Kremser, a Unison director who served as president and CEO of Signature until it was acquired by Unison in October 1996, was appointed the Chairman of the Executive Committee of the Board of Directors in March 1997, thereby serving as the Company's chief executive officer and chief financial officer.


     The following table sets forth certain information with respect to the current directors and executive officers of the Company.


              NAME                 AGE              POSITION WITH THE COMPANY
---------------------------------  ----    --------------------------------------------
David A. Kremser(1)(3)(4)........    49    Interim Chief Executive Officer and Chief
                                           Financial Officer, Director
Phillip R. Rollins...............    39    Executive Vice President-Operations,
                                           Chief Operating Officer, Director
L. Robert Oberfield..............    59    President, Quest Pharmacies, Inc.
Paul G. Henderson................    41    President, Sunbelt Therapy Management
                                           Services, Inc.
Terry Troxell....................    46    Senior Vice President - Clinical Operations
William G. Allen, Jr.............    46    Senior Vice President - Operations
Bruce H. Whitehead(1)............    44    Chairman of the Board, Director
John T. Casey(2)(3)..............    51    Director
Tyrrell L. Garth(2)..............    48    Director
John T. Lynch, Jr.(1)(3).........    48    Director
Mark W. White(2)(3)..............    57    Director


---------------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Mr. Kremser became a director of Unison upon the closing of the Signature Acquisition. Since April 1997, Mr. Kremser has served as Chairman of the Executive Committee of the Board of Directors.


     David A. Kremser, 49, founded Signature in July 1987 and served as its Chairman, President, Chief Executive Officer and a Director until it was acquired by Unison in October 1996. From January 1985 through 1987, Mr. Kremser was a Director and Executive Vice President of Columbia Corporation, a long-term care company, and the President of Columbia West Corporation, a subsidiary of Columbia Corporation. Prior to joining Columbia Corporation, he was affiliated with ARA Services, Inc. ("ARA"), most recently with responsibility for ARA's operations in California, Colorado, Wyoming and Texas.



     Phillip R. Rollins, 39, has served as the Executive Vice President and Chief Operating Officer of Unison since it commenced operations in July 1992, when he co-founded Unison. From June 1989 until joining Unison, he was the Director of Operations of Samaritan Senior Services, Inc. ("Samaritan"), a regional operator of subacute and long-term care facilities based in Phoenix, Arizona. Prior to joining Samaritan, Mr. Rollins was the Director of Medicare and Ancillary Services for Life Care Centers of America, a private operator of long-term care facilities headquartered in Cleveland, Tennessee. Mr. Rollins is a member of the American College of Health Care Administrators.

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


     Terry Troxell, 46, has served as Director of Professional Services of Unison since it commenced operations in July 1992. In November 1994, she became Vice President of Unison and in September 1996 she became Senior Vice
President -- Clinical Operations. From July 1991 until July 1992, Ms. Troxell served as Director of Professional Services of Samaritan. She was employed by the Arizona Department of Health from 1985 until 1991, where she served as Program Manager of Health Care Facility Licensure and Enforcement, overseeing the licensing, certification and enforcement of all licensed healthcare facilities in Arizona. Ms. Troxell is a licensed Registered Nurse and a Certified Gerontologist Clinical Specialist. She sits on the American Health Care Association's national facility standards committee and Long-Term Care Nurse Council. She is a member of the American Gerontological Nurses Association and the Association for Professionals in Infection Control and Epidemiology.


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


     John T. Lynch, Jr., 48, has been a director of Unison since June 1992. Mr. Lynch was also a director of BritWill between 1992 and its acquisition by Unison in 1995. In January 1990, he co-founded Trouver Capital Partners, L.P. ("Trouver"), a private investment banking firm and serves as one of its general partners. Mr. Lynch was Managing Director and a member of the Health Care Finance Group of Furman Selz Incorporated, and was Managing Director and head of the Health Care Finance Group at Thomson McKinnon Securities, Inc. and Dean Witter Reynolds Inc. for the period 1980 through 1990.



     Mark W. White, 57, has served as a Director of Unison since August 1995. Mr. White has been an attorney in private practice since 1987. From 1983 to 1987, Mr. White served as Governor of the State of Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 1996, except that Messrs. Whitehead, Garth, Casey, Lynch, White, Walker, Contris, Clark and Oberfield and Ms. Troxell have not yet reported on a Form 5 for the year ended December 31, 1996 a repricing of options on January 16, 1996 and Mr. Rollins has not yet amended a Form 5 to report the same repricings.


ITEM 11.  EXECUTIVE COMPENSATION


     The following table sets forth, with respect to the years ended December 31, 1996, 1995 and 1994, compensation awarded to, earned by or paid to (i) Unison's Chief Executive Officer throughout 1996 and (ii) the four other executive officers who were serving as executive officers at December 31, 1996.


                         SUMMARY COMPENSATION TABLE (1)


                                                                          LONG-TERM
                                                                         COMPENSATION
                                                        ANNUAL           ------------
                                                     COMPENSATION         SECURITIES
                                                  -------------------     UNDERLYING
                                                   SALARY      BONUS     OPTIONS/SARS     ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR      ($)         ($)         (#)(2)       COMPENSATION
----------------------------------------  ----    --------    -------    ------------    ------------
Jerry M. Walker,........................  1996    $275,000    $41,250        33,924
  President, Chief Executive Officer(3)   1995     200,000    $37,500        33,924
                                          1994     161,952
Phillip R. Rollins,.....................  1996    $220,000    $33,000        73,924
  Executive Vice President -              1995     200,000     30,000        33,924
  Operations, Chief Operating Officer     1994     138,515
Craig R. Clark,.........................  1996    $220,000    $33,000       133,924
  Executive Vice President,               1995     184,373     30,000        33,924        $175,000(5)
  Chief Financial Officer                 1994      14,231     20,000                        88,250(6)
  and Chief Accounting Officer(4)
Paul J. Contris,........................  1996    $220,000    $33,000        65,443
  Executive Vice President -              1995     200,000     30,000        33,924
  Acquisitions and Development(7)         1994     138,515
L. Robert Oberfield,....................  1996    $136,800                   16,185
  President, Quest Pharmacies, Inc.       1995      64,000                    6,185


---------------
(1) Certain columns have been omitted where there has been no compensation paid or awarded to or earned by any of the named executives required to be reported in such columns.

(2) The amounts shown for 1996 include both new option grants and outstanding options from prior years that were granted during 1995 and "repriced" during 1996.


(3) Effective April 25, 1997, Mr. Walker resigned as President and Chief Executive Officer and as a Director.



(4) Effective April 25, 1997, Mr. Clark resigned as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and as a Director.


(5) Represents a payment equal to one year's base salary in connection with the termination of Mr. Clark's employment agreement with BritWill.

(6) Includes consulting fees of $87,750 paid by BritWill before Mr. Clark became an employee of BritWill and $500 of fees as a director of BritWill. See
    "-- Employment Contracts, Termination of Employment, and Change-in-Control Arrangements."


(7) Mr. Contris served as Unison's Executive Vice President - Finance and Chief Accounting Officer from August 15, 1995 until June 1996. Effective April 25, 1997, Mr. Contris resigned as Executive Vice President -- Acquisitions and Development and as a Director.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

     The following table sets forth information about stock option grants during the last fiscal year to the past and present executive officers named in the Summary Compensation Table.


                                          INDIVIDUAL GRANTS
                         ----------------------------------------------------
                                        PERCENT OF                                 POTENTIAL REALIZABLE
                                          TOTAL                                            VALUE
                          NUMBER OF      OPTIONS/                                 AT ASSUMED ANNUAL RATES
                          SECURITIES       SARS                                       OF STOCK PRICE
                          UNDERLYING    GRANTED TO    EXERCISE                         APPRECIATION
                         OPTION/SARS    EMPLOYEES      OR BASE                      FOR OPTION TERM(4)
                           GRANTED      IN FISCAL       PRICE      EXPIRATION     -----------------------
         NAME               (#)(1)       YEAR(2)      ($/SH)(3)       DATE         5% ($)       10% ($)
-----------------------  ------------   ----------   -----------   ----------     --------     ----------
Phillip R. Rollins.....      40,000         9.70%          $9.50     9/6/2006     $238,980     $  605,622
Craig R. Clark.........      60,000        14.55            9.00     9/6/2006      339,603        860,621
                             40,000         9.70            9.50     9/6/2006      238,980        605,622
Paul J. Contris........      40,000         9.70            9.50     9/6/2006      238,980        605,622
L. Robert Oberfield....      10,000         2.42            9.50     9/6/2006       59,745        151,406


---------------

(1) Consists entirely of stock options. In connection with their resignations, Messrs. Walker, Contris and Clark relinquished their options. Does not include options granted in 1995 that were repriced in 1996.


(2) Based on total grants during the fiscal year of 412,412.


(3) These options (except 60,000 options granted to Mr. Clark at $9.00 per share) were granted with an exercise price of $13.75 per share and were repriced in December 1996 to $9.50 per share.


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

                     FISCAL YEAR-END OPTION VALUE TABLE(1)



     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises during the last fiscal year.


                                                               NUMBER OF
                                                              SECURITIES               VALUE OF
                                                              UNDERLYING              UNEXERCISED
                                                              UNEXERCISED            IN-THE-MONEY
                                                              OPTIONS AT              OPTIONS AT
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

---------------

(1) Value as of December 31, 1996, based upon closing bid price on that date of $13.125 as reported on the Nasdaq National Market, minus the exercise price after repricing, multiplied by the number of shares underlying the option. In connection with their resignations, Messrs. Walker, Contris and Clark relinquished their options.


COMPENSATION OF DIRECTORS


     The nonemployee directors of Unison receive an annual retainer of $10,000 plus $1,000 for each Board and Committee meeting attended and reimbursement of expenses. In addition they are entitled to participate in the Option Plan. Directors who are also executive officers of Unison receive no additional compensation for serving on the Board of Directors. Mr. Kremser receives compensation pursuant to a services agreement described elsewhere herein. As compensation for services on the Executive Committee, Mr. Lynch will receive an additional $15,000 per month.


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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS


     In connection with their resignations, in each case effective April 25, 1997, Messrs. Walker, Clark and Contris have received or will receive severance payments in the amounts of $67,373, $18,333 and $55,000, respectively, in full satisfaction of the Company's monetary obligations to them under their (now terminated) employment agreements.



     Prior to its IPO in 1995 Unison entered into an employment agreement with Mr. Rollins. The employment agreement will expire in August 1998, subject to automatic renewal for successive one-year periods unless either Unison or Mr. Rollins gives notice of non-renewal 30 days prior to expiration. As of December 31, 1996, the employment agreement provides for an annual base salary of $220,000 and the right to earn quarterly and annual incentive compensation totalling at least 60% of base salary, based on Unison's attainment of its quarterly and annual budget as reflected in its quarterly and annual filings with the SEC. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Mr. Rollins one year's base salary or his base salary for the remaining term of the agreement, whichever is longer, and Mr. Rollins' pro-rated performance bonus. If the employment agreement is not renewed at the end of the initial or subsequent term, Mr. Rollins will be entitled to receive one year's base salary plus his pro-rated performance bonus. The employment agreement contains a one-year nonsolicitation of employees and customers provision. The contract also permits termination upon Unison's failure to meet certain financial covenants under pledge agreements that secure Unison's obligations incurred in the BritWill Acquisition. See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions." The contract also provides that Mr. Rollins could be terminated for cause defined in part as a material neglect of duties. In the event of a for cause termination, Mr. Rollins is entitled to the equivalent of one month's salary.


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS


     Prior to August 1995, decisions concerning compensation of executive officers were made by an Executive Committee of the Board of Directors, then consisting of Messrs. Walker, Rollins and Contris. In August 1995, the Board of Directors created a Compensation Committee consisting of Messrs. Garth, White and Casey. See Item 10, "Directors and Executive Officers of the Registrant."


     At the time that Unison acquired BritWill in August 1995, Mr. Garth was outside counsel, a former director and a shareholder of BritWill, and Mr. White was a director and shareholder of BritWill. Mr. Garth and Mr. White have (or had) direct or indirect material interests in the following recent or anticipated transactions with BritWill or Unison.


     - As former shareholders of BritWill, Mr. Garth and Mr. White have participated and will participate pro rata in all acquisition payments made and acquisition obligations incurred by Unison in connection with the BritWill Acquisition (the "BritWill Acquisition Obligations"). The BritWill Acquisition Obligations are secured by stock pledge agreements from Messrs. Walker, Rollins, Clark and Contris. The BritWill Acquisition Obligations paid through December 31, 1996 include $5.6 million of principal, $853,000 of interest, $2.3 million of payment on monthly contingent obligations and 561,815 shares of Unison Common Stock delivered to the former BritWill shareholders. The proceeds from the sale of the Senior Notes were used (in part) to prepay in January 1997 the remaining $8.0 million outstanding under the Subordinated Note and $1.75 million of contingent payment obligations, after which the remaining BritWill Acquisition Obligations are solely Additional Payment Obligations totaling approximately $9.8 million ($14.1 million including an interest component), primarily due on the earlier of Unison's next public or private sale of debt or equity securities exceeding $10 million or August 9, 2000.



     - Mr. Garth had a $400,000 interest in a $2.5 million promissory note payable by BritWill and bearing interest at the rate of 12% per annum (the "Participation Note"). The Participation Note was refinanced by BritWill when it was acquired by Unison, and the $3.4 million refinancing note (the "Renewal Note") was repaid from the proceeds of Unison's IPO in 1995.


     - Mr. Garth's company, Cheyenne Capital, received consulting fees of $24,000 per year from Unison through December 31, 1996, when the consulting agreement was terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information regarding the beneficial ownership of Unison Common Stock at March 31, 1997 with respect to (i) each person known to Unison to own beneficially more than five percent of the outstanding shares of Unison Common Stock, (ii) each director of Unison, (iii) each of the executive officers listed in the Summary Compensation Table set forth herein and (iv) all directors and executive officers of Unison as a group.



                                                                         SHARES BENEFICIALLY
                                                                              OWNED(1)
                                                                     ---------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                      NUMBER             PERCENT
-------------------------------------------------------------------  ---------           -------
David A. Kremser(2)................................................  1,540,431            23.80%
Bruce H. Whitehead(3)..............................................    463,337             7.21
U.S. Bancorp(4)
  111 SW Fifth Avenue
  Portland, Oregon 97204...........................................    369,100             5.75
Jerry M. Walker(5).................................................    329,336             5.11
Phillip R. Rollins(6)..............................................    327,136             5.08
Paul J. Contris(7).................................................    201,775             3.14
John T. Lynch, Jr.(8)..............................................    202,208             3.12
Craig R. Clark(9)..................................................     54,984                *
Mark W. White(10)..................................................      7,665                *
Tyrrell L. Garth(11)...............................................      4,623                *
John T. Casey(12)..................................................      6,623                *
L. Robert Oberfield(13)............................................      3,724                *
All executive officers and directors as a group (14 persons)(13)...  3,220,737            48.71


---------------
  *  Less than one percent


 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, the mailing address of each person known to the Company to be the owner of more than five percent of its Common Stock is in care of the Company.



 (2) Includes 1,490,431 shares of Unison Common Stock issued to Mr. Kremser in the Signature Acquisition, including additional shares issued to him as part of the Equity Adjustment Amount, and 50,000 shares issuable pursuant to vested options. Excludes 15,000 shares issuable upon exercise of options which will vest in December 1997 and thereafter.

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


 (4) In a report on Schedule 13G filed in February 1997, U.S. Bancorp stated that holdings as of December 31, 1996 included 367,000 shares as to which U.S. Bancorp has sole voting power, no shares for which voting power is shared, 198,800 shares as to which U.S. Bancorp has sole dispositive power and 11,700 shares as to which U.S. Bancorp has shared dispositive power.



 (5) Currently 265,518 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (6) Currently 132,759 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Does not include 56,962 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (7) Currently 86,294 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 8,481 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (8) Includes 10,140 shares of Unison Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Excludes 19,623 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (9) Includes 38,022 shares of Unison Common Stock as to which Mr. Clark currently shares investment power with Bruce H. Whitehead, which shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Includes 16,962 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(10) Includes 3,042 shares of Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Does not include 19,623 shares of Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(11) Does not include 19,623 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1997 and thereafter. Includes 4,623 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(12) Includes 4,623 shares of Unison Common Stock issuable upon the exercise of immediately exercisable options, but does not include another 19,623 shares issuable upon exercise of options that will vest in August 1997 and thereafter.



(13) Does not include 13,711 shares of Unison Common Stock issuable upon exercise of options which will vest over a period beginning in August 1997. Includes 2,474 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(14) Includes a total of 190,529 shares of Unison Common Stock issuable upon exercise of immediately exercisable options (including those described in the preceding footnotes) and the shares owned by Messrs. Walker, Contris and Clark notwithstanding they are no longer serving as executive officers.


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



     The Company has entered into a services agreement with Mr. Kremser commencing March 31, 1997. As compensation for his services to the Company in all capacities, Mr. Kremser is entitled to cash compensation of $7,500 per week plus expenses as well as options for 50,000 shares of Unison common stock at an exercise price of $2.875 per share, fully vested. Mr. Kremser and the Company are also parties to an indemnification agreement and a tolling agreement in respect of claims he may have against the Company. The Company has also entered into an agreement with Woodhill Capital Corporation, an entity of which Mr. Lynch is president and sole shareholder, providing for the services of Mr. Lynch as a consultant beginning March 1, 1997. Under the terms of the agreement, Woodhill is entitled to receive $15,000 per month plus expenses and Mr. Lynch is granted options to purchase 50,000 shares of Unison Stock at $3.125 per share, fully vested. The agreement is terminable by either party with two weeks' notice.


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

  10.39     [Intentionally Omitted]
  10.40     Management Services Agreement between Unison and Lake City Nursing Homes, Inc., dated December 1, 1993 (incorporated by reference to Exhibit 10.40 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.41     Lease Contract and Agreement between BritWill Investments -- Texas, as Lessor and
            BritWill -- II, as Lessee, dated December 1, 1993, for Four States Care Center,
            Heritage Plaza Nursing Center, Pine Haven Care Center, Reunion Plaza Senior Care
            and Retirement Center and Texarkana Nursing Center (incorporated by reference to
            Exhibit 10.41 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.42     Management Agreement between Sherwood HealthCare Corp. and BritWill Investments --
            Indiana, dated November 1, 1991, as amended, for Capital Care, Parkview, Sunset
            Manor, Boonville, Holiday Manor, Kendallville Manor and Owensville (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.43     Management Agreement between Cedar Care, Inc. and BritWill Investments -- Indiana,
            dated November 1, 1991, as amended, for Cedar Crest, Country Side, English, Harty,
            Lockerbie and Willow Manor (incorporated by reference to Exhibit 10.43 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.44     [Intentionally Omitted]
  10.44.1   Lease for Oakwood Nursing Care Center*
  10.45     Lease for Elkhart Nursing Home (incorporated by reference to Exhibit 10.45 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.46     Management Services Agreement between the Company and Marshall Manor (Michigan), dated September 15, 1992 (incorporated by reference to Exhibit 10.46 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.47     Leases for Center (aka Pine Grove Care Center) and Waxahachie (aka Pleasant Manor
            Living Center) with BritWill Investments -- Texas (incorporated by reference to
            Exhibit 10.47 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.48     Management Services Agreement between the Company and HP/HealthCare Acquirors,
            Inc. for Windsor Manor (incorporated by reference to Exhibit 10.48 to the
            Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.49     Management Services Agreement for Bayshore Convalescent Center (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.50     Lease for Henry Clay Villa, dated July 1, 1995 (incorporated by reference to
            Exhibit 10.50 to the Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.51     Lease for Marshall Manor Nursing Home (Alabama) (incorporated by reference to
            Exhibit 10.51 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.52     [Intentionally Omitted]
  10.53     [Intentionally Omitted]
  10.54     [Intentionally Omitted]
  10.55     Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit
            10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)

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

  10.118    Asset Purchase Agreement dated as of December 20, 1996, among Sunbelt Therapy
            Management Services, Inc., Spine Rehabilitation and Physical Therapy Center, Inc.
            and Douglas L. Bates*
  10.119    Master Lease Agreement dated November 25, 1996, between Unison HealthCare
            Corporation and Pacific Financial Company, relating to computer equipment and software*
  10.120    Form of sublease agreement dated as of March 1, 1997, between BritWill
            Investments-II, Inc. and Hasmark East Ltd., relating to Four States Care Center,
            Green Acres, Heritage Oaks and Texarkana Nursing Center*
  10.121    Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Arkansas, Inc.
            (incorporated by reference to Exhibit 10.121 to the Registration Statement on Form
            S-4 filed on July 3, 1997)
  10.122    Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Cornerstone
            Care, Inc. (incorporated by reference to Exhibit 10.122 to the Registration
            Statement on Form S-4 filed on July 3, 1997)
  10.123    Lease dated as of July 28, 1995, between American Health Properties of Arizona,
            Inc. and Safford Care, Inc. (incorporated by reference to Exhibit 10.123 to the
            Registration Statement on Form S-4 filed on July 3, 1997)
  10.124    Lease dated as of July 28, 1995, between American Health Properties of Arizona,
            Inc. and Douglas Manor, Inc.*
  10.125    Promissory Note and related Term Loan Agreement and Form of Deed of Trust dated
            March 30, 1994 in the original principal amount of $19.1 million between Signature
            Health Care, Inc. and National Health Investors, Inc.*
  10.126    Lease dated as of December 1, 1990 between Health Care Reit, Inc. and The Arbors
            Health Care Center Inc.*
  11.1      Unison HealthCare Corporation Statement Re: Computation of Per Share Earnings*
  21        List of subsidiaries*
  27        Financial Data Schedule (included only in the EDGAR filing)
  99.1      Report of Ronald H. Ridgers, P.C. related to American Professional Holding, Inc.*
  99.2      Report of Ronald H. Ridgers, P.C. related to Memphis Clinical Laboratory, Inc.*


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

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Unison HealthCare Corporation

                                        By: /s/ DAVID A. KREMSER
                                           ------------------------------------
                                                David A. Kremser
                                                Interim Chief Executive Officer
                                                and Chief Financial Officer


                                        Date:         July 16, 1997
                                             ----------------------------------