Form 10-Q
period 1997-03-31
UNISON HEALTHCARE CORP
filed 1997-07-16
CIK 1001769

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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

                   8800 NORTH GAINEY CENTER DRIVE, SUITE 245
                              SCOTTSDALE, AZ 85258
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 423-1954
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     The number of shares of Common Stock, par value $.001 per share, outstanding on July 1, 1997: 6,422,096

================================================================================

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
ITEM 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...        3
          Consolidated Statements of Operations for the Three Months Ended March
          31, 1997 and 1996........................................................        4
          Consolidated Statements of Cash Flows for the Three Months Ended March
          31, 1997 and 1996........................................................        5
          Notes to Consolidated Financial Statements...............................        6
ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................        8
                                  PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings........................................................       14
ITEM 2.   Changes in Securities....................................................       15
ITEM 6.   Exhibits and Reports on Form 8-K.........................................       15
          Signatures...............................................................       16

     NOTE: Items 3 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  7,371,000     $ 17,409,000
  Accounts receivable, net......................................    29,563,000       28,608,000
  Prepaid expenses and other current assets.....................     6,192,000        5,885,000
                                                                  ------------     ------------
          Total current assets..................................    43,126,000       51,902,000
Lease operating rights and other intangible assets, net.........   114,222,000      113,781,000
Property and equipment, net.....................................    31,329,000       30,830,000
Goodwill, net...................................................    28,990,000       28,431,000
Security deposits and other assets..............................     6,459,000        5,977,000
                                                                  ------------     ------------
                                                                  $224,126,000     $230,921,000
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $ 13,414,000     $ 10,505,000
  Accrued expenses..............................................    21,885,000       21,437,000
  Current portion of notes payable and long-term debt, including
     amounts due to related parties.............................    25,155,000       33,915,000
                                                                  ------------     ------------
          Total current liabilities.............................    60,454,000       65,857,000
Notes payable and long-term debt, including amounts due to
  related parties, less current portion.........................   126,866,000      123,223,000
Deferred taxes..................................................    22,811,000       24,791,000
Leasehold liability, net........................................     4,387,000        4,434,000
Other liabilities...............................................       513,000          927,000
                                                                  ------------     ------------
          Total liabilities.....................................   215,031,000      219,232,000
Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares authorized;
     6,422,096 and 6,078,498 shares issued and outstanding at
     March 31, 1997 and December 31, 1996.......................         5,000            5,000
  Additional paid-in capital....................................    36,211,000       34,723,000
  Accumulated deficit...........................................   (27,121,000)     (23,039,000)
                                                                  ------------     ------------
     Net stockholders' equity...................................     9,095,000       11,689,000
                                                                  ------------     ------------
                                                                  $224,126,000     $230,921,000
                                                                  ============     ============

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                       1997            1996
                                                                    -----------     -----------
Revenues:
  Net patient revenues............................................  $53,692,000     $33,998,000
  Other operating revenues........................................    2,043,000         762,000
                                                                    -----------     -----------
          Total operating revenues................................   55,735,000      34,760,000
Expenses:
  Wages and related...............................................   29,578,000      16,759,000
  Other operating.................................................   20,939,000      12,530,000
  Rent............................................................    4,253,000       3,441,000
  Interest........................................................    4,658,000         634,000
  Depreciation and amortization...................................    2,369,000         535,000
                                                                    -----------     -----------
          Total expenses..........................................   61,797,000      33,899,000
                                                                    -----------     -----------
Income (loss) before income taxes.................................   (6,062,000)        861,000
Income tax expense (benefit)......................................   (1,980,000)        318,000
                                                                    -----------     -----------
Net income (loss).................................................  $(4,082,000)    $   543,000
                                                                    ===========     ===========
Net income (loss) per share.......................................  $     (0.66)    $      0.12
Common shares used in per share calculation.......................    6,214,199       4,596,218

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                       1997            1996
                                                                   ------------     -----------
Net cash provided by (used in) operating activities (including
  changes in all operating assets and liabilities)...............  $     71,000     $(6,257,000)
                                                                   ------------     ------------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements...............      (950,000)       (866,000)
  Increase in intangible assets..................................      (151,000)       (861,000)
  Increase in lease deposits and other assets....................      (482,000)        (50,000)
  Acquisitions, net of cash acquired.............................      (592,000)       (932,000)
                                                                   ------------     ------------
     Net cash used in investing activities.......................    (2,175,000)     (2,709,000)
                                                                   ------------     ------------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of credit.....     6,019,000       6,841,000
  Proceeds from long-term borrowings.............................            --       3,809,000
  Payments on long-term borrowings...............................   (13,048,000)     (6,583,000)
  Bank overdrafts................................................      (494,000)             --
  Other items....................................................      (411,000)             --
                                                                   ------------     ------------
     Net cash provided by (used in) financing activities.........    (7,934,000)      4,067,000
                                                                   ------------     ------------
Net decrease in cash.............................................   (10,038,000)     (4,899,000)
Cash and cash equivalents at beginning of period.................    17,409,000       6,169,000
                                                                   ------------     ------------
Cash and cash equivalents at end of period.......................  $  7,371,000     $ 1,270,000
                                                                   ============     ============
Supplemental disclosures:
Cash paid for:
  Interest.......................................................  $  2,208,000     $   172,000
  Income taxes...................................................        40,000           5,000
Acquisition of leased facilities:
  Increase in assets.............................................       900,000       5,031,000
  Liabilities assumed and incurred...............................       308,000       4,031,000
Conversion of debenture into shares of common stock..............       800,000       1,714,000

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of Unison HealthCare Corporation and its subsidiaries ("Unison" or the "Company") as of and for the periods indicated. The Company's financial statements should be read in conjunction with the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996. Footnote and other disclosures which would substantially duplicate the disclosures contained in Unison's most recent annual report on Form 10-K have been omitted. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.

   In October 1996, Unison completed a merger with two clinical laboratory companies, American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro") (the "Ampro Acquisition"). The Ampro Acquisition has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements of Unison for the three months ended March 31, 1996 have been restated to include the accounts of Ampro.

   Certain reclassifications have been made to the 1996 first quarter financial statements to conform to the current year presentation.

2. Other operating revenues include management fees from third parties amounting to $140,000 and $330,000 for the three months ended March 31, 1997 and 1996, respectively. The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $261,000 and $211,000 for the three months ended March 31, 1997 and 1996, respectively. The allowance for doubtful accounts totaled $3,611,000 at March 31, 1997 and $3,776,000 at December 31, 1996.

3. In January 1997, with proceeds from the sale in October 1996 of $100,000,000 of Senior Notes Due 2006 (the "Senior Notes"), Unison repaid (i) the $8,000,000 subordinated note (the "Subordinated Note") payable to the former shareholders of BritWill HealthCare Company ("BritWill"), (ii) $1,750,000 of the contingent obligation due to the former BritWill shareholders (the "Additional Payment Obligation"), (iii) $2,000,000 of the convertible notes and debentures payable to the former owners of Sunbelt Therapy (the "Sunbelt Notes") and (iv) other debt obligations in the aggregate amount of approximately $2,883,000. The remaining balance of the Sunbelt Notes in the aggregate amount of $800,000 was converted into 105,196 shares of Unison Common Stock.

   The stated interest rate on the Senior Notes is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission (the "Commission") within specified time periods. As of March 31, 1997, the interest rate was 13.0% and as of July 1, 1997 the interest rate was 13.25%. The interest rate is subject to further increases of 0.25% on September 12, 1997 and every 90 days thereafter (up to a maximum rate of 14.25%) until such registration becomes effective.

   The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial and reporting covenants including current ratio and cash flow and maintenance of specified levels of net worth. At March 31, 1997, Unison was not in compliance with certain of these covenants. At March 31, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any Omega indebtedness or lease obligation, the Company is also in default under the

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   BritWill Texas Leases. Unison was not in compliance with these covenants at March 31, 1997. Omega has waived all existing covenant violations through April 11, 1997. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.

   On October 31, 1996, Unison acquired Signature Health Care Corporation and affiliated companies (collectively, "Signature") (the "Signature Acquisition"). In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000 and a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least 1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, Unison's consolidated net worth was $9,095,000 as of March 31 1997, and, accordingly, the Company was not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,587,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.

4. Effective January 1, 1997, Unison, through its Sunbelt Therapy subsidiary, purchased the assets of a rehabilitation therapy services company located in Mississippi. Consideration for the purchase was comprised of cash amounting to $600,000 and a $300,000 promissory note. The note bears interest at 10.0%, payable quarterly, and the principal balance is due January 2, 2002.

5. Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings". The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance and, therefore, will not have a material adverse effect upon Unison.

6. In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in the form of convertible promissory notes ($1,827,000) and 238,052 shares of Unison Common Stock.

7. On April 21, 1997, Unison obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, David A. Kremser and Bruce H. Whitehead. The loan bears interest at prime plus 2.0% and is due on the earlier of 30 days notice or August 1, 1997. The loan (and other Company indebtedness to Messrs. Kremser and Whitehead and their affiliates) is secured by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include limitations on the Company's access to debt or equity financing in light of recent losses and cash flow shortfalls, adverse uninsured determinations in existing or future litigation or regulatory proceedings, health care statutory or regulatory changes which disfavor the types of care delivered by the Company and a reversal of the current limitations in the supply of long-term care facilities. Important factors which could cause results to vary also include the factors discussed in "Item 1 -- Business" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks and Uncertainties" in Unison's Annual Report on Form 10-K for the year ended December 31, 1996, as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

RESULTS OF OPERATIONS

     In the first quarter of 1997, Unison recorded a net loss of $4,082,000 or $0.66 per share compared to net income of $543,000 or $0.12 per share in the prior year quarter. Loss before income taxes amounted to $6,062,000 in the 1997 first quarter compared to pretax income of $861,000 in the prior year quarter. The loss in 1997 is primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 20.2% of total revenues for the first quarter of 1997 compared to 13.3% for the 1996 period as a result of financing and acquisition activities subsequent to March 31, 1996; (ii) corporate overhead costs (excluding corporate fixed costs) amounted to 7.9% of total revenues for the first quarter of 1997 compared to 6.4% for the 1996 period due in part to the completion of the accounting and information system conversion and relocation to new office space; (iii) losses from nursing home operations resulting from controllable expenses (primarily staffing and supply costs) exceeding budgets; and (iv) a $600,000 one-time charge to increase reserves for certain contingencies. These increases in expenses were offset in part by increased earnings from the Company's therapy, pharmacy and laboratory subsidiaries. For the nursing home operations, earnings before interest, taxes, depreciation, amortization, rent and allocated overhead amounted to 13.3% of revenues for the 1997 first quarter compared to 21.1% in the prior year period.

     As described in Unison's Annual Report on Form 10-K, the Company experienced substantial losses for the year ended December 31, 1996. In 1996, Unison pursued an aggressive expansion program and increased its corporate overhead in the expectation that the number and size of acquisitions might continue to grow. Unison's financial reporting and management information systems were not adequate for the larger and more complex needs of the Company, making monitoring and control over costs more difficult. In March 1997, Unison's Board of Directors took initial steps to redirect the financial course of the Company. Unison has substantially curtailed its acquisition program and in April 1997 accepted the resignations of several of its principal financial officers, including its CEO and CFO. The Company is working to reduce costs wherever possible without adversely impacting the quality of care and ancillary services it provides. The number of corporate office personnel has been reduced by approximately 35%, from 142 on December 31, 1996 to 92 on May 15, 1997. Cost cutting and revenue enhancement initiatives are also underway at the nursing homes and ancillary services companies. In addition, Unison has completed the conversion to new accounting information systems.

     The following table summarizes selected operating statistics.

                                                                        AT MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Leased and Owned Facilities:
          Number of facilities.......................................     56        42
          Number of licensed beds:
             Long-term care..........................................  4,780     3,884
             Assisted and independent living.........................    315       114
        Managed Facilities:
          Number of facilities.......................................      2         6
          Number of licensed beds....................................    160       670
        Institutional Pharmacies:
          Number of outlets..........................................      2         2
          Nonaffiliated facilities served............................     53        27
        Medical reference laboratories:
          Number of laboratories.....................................      3         3
          Nonaffiliated facilities served............................    275       270
        Nonaffiliated therapy locations..............................     59        20

     On March 1, 1997, Unison subleased to an unrelated third party four nursing facilities in Texas which were previously held for disposition.

     The following table identifies the Company's sources of net operating revenues.

                                                                        THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Percentage of total revenues:
          Long term care.............................................   76.8%     86.9%
          Therapy contracts..........................................   14.5       3.7
          Pharmacies.................................................    4.9       3.2
          Laboratory services........................................    3.0       5.1
          Medicare Part B billing and supply.........................    0.8       1.1
                                                                       -----     -----
                  Total..............................................  100.0%    100.0%
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

                                                                        THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Medicare.....................................................   31.9%     29.8%
        Private and other............................................   16.3      16.3
                                                                       -----     -----
             Quality mix.............................................   48.2      46.1
        Medicaid.....................................................   51.8      53.9
                                                                       -----     -----
                  Total..............................................  100.0%    100.0%
                                                                       =====     =====

     Total operating revenues increased $20,975,000 or 60.3% to $55,735,000 in the 1997 first quarter from $34,760,000 in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $33,998,000 in the 1996 first quarter to $53,692,000 in the current period. Patient days increased from 278,540, or 76.7% average occupancy in the 1996 period, to 383,526, or 79.9% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to (i) the increase in the number of facilities operated which increased revenues by approximately $12,704,000 and patient days by approximately 99,425; (ii) the acquisition of institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $6,763,000; and
(iii) an increase in Unison's quality mix to 48.2% in the 1997 first quarter compared to 46.1% in the prior year quarter. Other operating revenues increased to $2,043,000 in the 1997 first quarter from $762,000 in the prior year quarter due primarily to ancillary company management fees of $1,619,000, offset by a decrease in managed facilities from six at March 31, 1996 to two at March 31, 1997.

     Wages and related expense increased $12,819,000 or 76.5% from $16,759,000 in the 1996 first quarter to $29,578,000 in the current quarter. As a percentage of revenues, this was an increase from 48.2% in 1996 to 53.1% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated and an increase in corporate overhead due to Unison's acquisition program during 1996 and its accounting and information system conversions. The percentage increase is due primarily to the acquisition of therapy companies (which have an inherently higher percentage of salaries to revenues than long-term care providers) and an increase in corporate and regional overhead.

     Other operating expenses increased $8,409,000 or 67.1% from $12,530,000 in the 1996 first quarter to $20,939,000 in the 1997 first quarter due primarily to an increase in the number of facilities operated as well as increases in corporate overhead. Other operating expenses as a percentage of revenues was 37.6% in the 1997 first quarter compared to 36.0% in the 1996 period.

     Rent expense increased $812,000 or 23.6% from $3,441,000 in the 1996 first quarter to $4,253,000 in the 1997 period. Rent expense decreased as a percentage of revenues from 9.9% in the 1996 first quarter to 7.6% in the current quarter. The dollar increase is due primarily to the increase in the number of leased facilities operated. The percentage decrease is due to a higher percentage of owned facilities to total facilities in 1997 than in 1996.

     Interest expense amounted to $4,658,000 in the current quarter compared to $634,000 in the 1996 first quarter. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100,000,000 Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "-- Liquidity and Capital Resources." Interest expense as a percentage of revenues increased from 1.8% in the 1996 first quarter to 8.4% in the current period.

     Depreciation and amortization expense increased $1,834,000 from $535,000 in the first quarter of 1996 to $2,369,000 in the 1997 first quarter. It increased as a percentage of revenues from 1.5% in the 1996 first quarter to 4.3% in the 1997 first quarter. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired from Signature Health Care Corporation and affiliates ("Signature") on October 31, 1996.

     Unison recorded an income tax credit for the first quarter of 1997 amounting to $1,980,000 or 32.7% of the pretax loss of $6,062,000. The effective tax rate is lower than the statutory federal income tax rate due primarily to
(i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. Unison recorded a tax provision in the 1996 first quarter of $318,000, or 36.9% of pretax income.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the manner in which earnings per common share ("EPS") are calculated and presented. Under SFAS 128, two EPS amounts are required: (i) basic EPS and
(ii) diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus dilutive potential common shares outstanding such as options, warrants and convertible securities. Unison will be required to implement SFAS 128 as of December 31, 1997. Had the Company implemented SFAS 128 on January 1, 1996, it would have reported basic and diluted EPS for the three months ended March 31, 1996 of $0.13 and $0.12, respectively. Loss per share for the 1997 first quarter would remain unchanged at $0.66 for both the basic and diluted calculations, as the Company's options, warrants and convertible notes are antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, Unison had $7,371,000 in cash and cash equivalents compared to $17,409,000 at December 31, 1996. The Company had a working capital deficit of $17,328,000 at March 31, 1997 compared to a working capital deficit at December 31, 1996 amounting to $13,955,000. Current maturities of notes and debt at March 31, 1997 amounted to $25,155,000, of which $19,188,000 is classified as a current liability because Unison is not in compliance with certain financial covenants. However, although the financial covenant violations have not been cured, management has no reason to believe that this debt will be accelerated and required to be paid off in the coming year.

     Cash provided by operations in the 1997 first quarter amounted to $71,000. In the 1996 first quarter, cash used in operations amounted to $6,257,000, due primarily to an increase in accounts receivable.

     Net cash used in investing activities amounted to $2,175,000 in the 1997 first quarter compared to $2,709,000 in the prior year quarter. In the first quarter of 1997 and 1996, capital expenditures amounted to $950,000 and $866,000, respectively. Expenditures for acquisitions, net of cash acquired, amounted to $592,000 in the 1997 first quarter compared to $932,000 in the prior year quarter. Aggregate expenditures for other assets amounted to $633,000 in the current quarter and $911,000 in the prior year period.

     Net cash used in financing activities amounted to $7,934,000 in the current quarter compared to net cash provided by financing activities amounting to $4,067,000 in the prior year quarter. At March 31, 1997, Unison had $152,021,000 in total debt (94.4% of total capitalization) compared to $157,138,000 at December 31, 1996 (93.1% of total capitalization).

     In January 1997, Unison repaid with proceeds from the Senior Notes the $8,000,000 Subordinated Note payable to the former BritWill shareholders and $1,750,000 of the Additional Payment Obligation due to the former BritWill shareholders. Thereafter, Unison's remaining obligation associated with the acquisition of BritWill is the Additional Payment Obligation amounting to $9,750,000. The Additional Payment Obligation is payable in monthly installments of $99,000 to $166,000, which include interest at 12.0% to 14.0%, with a balloon payment of $8,146,000 due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions, are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheets at December 31, 1996 and March 31, 1997. Although this accounting treatment does not change the amount of cash due to the former BritWill shareholders, Unison will record an increase in amortization and interest expense in 1997 compared to 1996 in the aggregate amount of approximately $1,600,000 ($400,000 for the 1997 first quarter). In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10,000,000, the remaining balance of the Additional Payment Obligation will be due in full.

     Also in January 1997, Unison repaid $2,000,000 of the Sunbelt Notes with proceeds from the Senior Notes, and the remaining $800,000 principal amount was converted into 105,196 shares of Unison Common Stock.

     In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) and 238,052 shares of Unison Common Stock. See Item 2, "Changes in Securities".

     Unison finances its working capital needs out of its operating cash flows and under a $10,000,000 revolving credit facility. Borrowings under this credit facility amounted to $6,019,000 at March 31, 1997 with interest at the prime rate plus 2.0% (10.5% at March 31, 1997). There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until May 26, 1998. Unison is currently working with several lenders in an effort to replace the existing credit facility and increase the availability of working capital.

     On April 21, 1997, Unison obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, Messrs. Kremser and Whitehead. The loan bears interest at prime plus 2.0% and is due on the earlier of 30 days notice or August 1, 1997. The loan (and other Company indebtedness to Messrs. Kremser and Whitehead and their affiliates) is secured by a pledge of certain other accounts receivable and the stock of certain Unison subsidiaries.

     The stated interest on the Senior Notes has temporarily increased from 12.25% to 13.0% at March 31, 1997 and it is subject to further increases at 90-day intervals (to a maximum of 14.25%) until a registration statement for the Senior Notes (or for Exchange Notes on the same terms) is filed and becomes effective with the Securities and Exchange Commission (the "Commission"). Unison delayed filing the required registration statement while it completed work on its financial statements for 1996 but made the filing on July 3, 1997. The staff of the Commission has indicated that it intends to review that filing. Accordingly, further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are possible.

     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial and reporting covenants including current ratio and cash flow and maintenance of specified levels of net worth. At March 31, 1997, Unison was not in compliance with certain of these covenants. At March 31, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at March 31, 1997. Omega has waived all existing covenant violations through April 11, 1997. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.

     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000 and a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least 1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, Unison's consolidated net worth was $9,095,000 as of March 31, 1997, and, accordingly, the Company was not in compliance with the net worth covenant. Unison has not received a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,587,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.

     The Company is working to develop lending relationships that will use the Company's available accounts receivable and other available assets to reduce overall borrowing costs and supply additional working capital. The Company believes that its cash flows from operations and its existing $10,000,000 line of credit facility may be sufficient to meet its near-term cash flow and capital requirements. However, these funds might not be adequate in the event of a material reduction in revenues or increase in expenses. The Company is exploring opportunities for a secured or unsecured term loan or for equity financings, should that prove necessary or desirable. There can be no assurance that such financings will be available or, if available, that the necessary funds will be available on terms favorable to Unison and its stockholders.

     Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings." The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance and, therefore, will not have a material adverse effect upon Unison.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, seven such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Exchange Act and Rule 10b5 promulgated thereunder. While the purported class periods and the named defendants vary, the broadest class period to date asserts that between January 1, 1996 and March 11, 1997 (when Unison announced the need for a restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated, and/or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition. Two of these actions (Amothy Corp.
v. Unison HealthCare Corp. et al. and Falkenstein v. Unison HealthCare Corp. et al.) also allege that the conduct allegedly giving rise to the alleged violations of federal law also violated the defendants' state law fiduciary duties as directors and officers. The individual defendants named in some or all of these actions are Jerry M. Walker (the Company's former Chief Executive Officer), Craig R. Clark (the Company's former Chief Financial Officer), Paul J. Contris (the Company's former Vice President of Acquisitions), Phillip R. Rollins (the Company's Chief Operating Officer) and Bruce H. Whitehead (Chairman of the Board).

     In addition, an action has been filed in the Superior Court of the State of California (County of Orange) against the Company and the aforesaid individuals, as well as John T. Lynch, Jr. (a member of the Board of Directors), Trouver Capital Partners, L.P. (a private investment banking firm of which Mr. Lynch is a general partner), Cruttenden Roth, Inc. and Wheat First Butcher Singer (the latter two entities are named individually and as representatives of a purported defendant underwriter class). The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented.

     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company is also contractually obligated to indemnify the underwriters against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

     Certain of Unison's subsidiaries were defendants in a suit instituted on June 19, 1996 in the Texas state district court of Shelby County, Texas, which was transferred to Dallas County (Texas Star Therapy, Inc. vs. Emory Care Center, et al., Case No. 96-07767-B) and in a related arbitration proceeding. Texas Star sought $516,577 for unpaid therapy services provided by Texas Star during 1995 plus interest, penalties, attorney fees and costs. On May 30, 1997, the Company entered into a settlement agreement in the amount of $875,000, payable in installments through November 15, 1997.

     Unison received a complaint filed on October 22, 1996 in the Texas state district court by RehabWorks, Inc. ("RehabWorks"), a therapy services provider, based on allegations that Unison beached a nonsolicitation covenant in a contract with RehabWorks and tortiously interfered with RehabWorks' employment relationship with several of its former employees. RehabWorks also claims that Unison is past due with respect to payment of fees owed the therapy services provider in the amount of approximately $1,031,000. The suit seeks to recover such fees as well as damages of not less than $2,375,000, exemplary damages of not less than $2,250,000, interest and attorneys' fees. Unison intends to defend this lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES

     In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former Signature shareholders received additional consideration of $2,511,000, paid in convertible promissory notes in the aggregate amount of $1,827,000 (the "Notes") and 238,052 shares of Unison Common Stock with an aggregate market value as of March 27, 1997 of $684,000. The Notes are convertible after June 30, 1997, in whole or in part, into shares of Unison Common Stock at a conversion price of $2.875 per share (the "Conversion Price"). The Conversion Price is subject to adjustment if Unison issues Common Stock for a price per share (i) less than the Conversion Price or (ii) less than the market price of the Common Stock at the time of issuance. The Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997.

ITEMS 3-5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          See Exhibit Index following the Signatures page, which index is incorporated herein by reference.

     (b) Reports filed on Form 8-K:

     Unison filed the following reports on Form 8-K during the quarter ended March 31, 1997:

          (1) Report dated March 11, 1997 including a news release describing an anticipated restatement of the Company's previously issued financial results for the nine months ended September 30, 1996. No financial statements were filed with the Form 8-K.

          (2) Report dated March 19, 1997 including a news release describing the nature and estimated impact of an anticipated restatement of the Company's previously issued financial results for the nine months ended September 30, 1996 and related matters.

          (3) Report dated March 24, 1997 describing the use of proceeds of Unison's $100,000,000 of 12.25% Senior Notes Due 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNISON HEALTHCARE CORPORATION
                                                    (Registrant)

                                          /s/ DAVID A. KREMSER

                                          --------------------------------------
                                          David A. Kremser
                                          Interim Chief Executive Officer
                                            and Chief Financial Officer

                                          /s/ WARREN K. JERREMS

                                          --------------------------------------
                                          Warren K. Jerrems
                                          Vice President and Chief Accounting
                                          Officer
                                            (Principal Accounting Officer)

Date: July 16, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   2.1    Amendment to Agreement and Plan of Merger among Unison HealthCare Corporation, David
          A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.3.1 to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1996)
   2.2    Amendment to Agreements and Plans of Merger among Unison HealthCare Corporation,
          Arkansas, Inc., Cornerstone Care, Inc., Douglas Manor, Inc., Safford Care, Inc.,
          David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
   4.1    Supplement No. 1 dated as of February 1, 1997 to Indenture dated as of October 31,
          1996 (incorporated by reference to Exhibit 4.3.1 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1996)
  10.1    Promissory Note dated March 17, 1997 to David A. Kremser in partial payment of Equity
          Adjustment Amount (incorporated by reference to Exhibit 10.112.1 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996)
  10.2    Form of Promissory Notes dated March 17, 1997 to former Signature shareholders in partial payment of Equity Adjustment Amount (incorporated by reference to Exhibit
          10.112.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1996)
  10.3    Services Agreement dated as of March 31, 1997 between the Registrant and David A.
          Kremser (incorporated by reference to Exhibit 10.113 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
  10.4    Indemnification Agreement dated as of March 31, 1997 between the Registrant and David
          A. Kremser (incorporated by reference to Exhibit 10.114 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996)
  10.5    Tolling Agreement dated as of March 31, 1997 between the Registrant and David A.
          Kremser (incorporated by reference to Exhibit 10.115 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
  10.6    Option Agreement dated as of March 31, 1997 between the Registrant and David A.
          Kremser (incorporated by reference to Exhibit 10.116 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
  10.7    Form of sublease agreement dated as of March 1, 1997 between BritWill Investments-II,
          Inc. and Hasmark East Ltd., related to Four States Care Center, Green Acres, Heritage
          Oaks and Texarkana Nursing Center (incorporated by reference to Exhibit 10.120 to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1996)
  11      Statement Re: Computation of Per Share Earnings
  27      Financial Data Schedule (included only in the EDGAR filing)