Form 10-Q
period 1997-06-30
UNISON HEALTHCARE CORP
filed 1997-09-02
CIK 1001769

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of September 1, 1997 there were 6,422,096 shares of $0.001 par value common stock outstanding.

================================================================================

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
                                PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996....        3
          Consolidated Statements of Operations for the Three Months and Six Months
          Ended June 30, 1997 and 1996.............................................        4
          Consolidated Statements of Cash Flows for the Six Months Ended June 30,
          1997 and 1996............................................................        5
          Notes to Consolidated Financial Statements...............................        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................        8
                                  PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings........................................................       17
Item 6.   Exhibits and Reports on Form 8-K.........................................       18
          Signatures...............................................................       19

NOTE:  Items 2 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  2,413,000     $ 17,409,000
  Accounts receivable, net......................................    34,818,000       28,608,000
  Prepaid expenses and other current assets.....................     6,390,000        5,885,000
                                                                  ------------     ------------
          Total current assets..................................    43,621,000       51,902,000
Lease operating rights and other intangible assets, net.........   113,054,000      113,781,000
Property and equipment, net.....................................    31,270,000       30,830,000
Goodwill, net...................................................    28,733,000       28,431,000
Security deposits and other assets..............................     6,509,000        5,977,000
                                                                  ------------     ------------
                                                                  $223,187,000     $230,921,000
                                                                  ============     ============
                              LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $ 15,791,000     $ 10,505,000
  Accrued expenses..............................................    17,927,000       21,437,000
  Current portion of notes payable and long-term debt due to
     related parties............................................     4,894,000       12,312,000
  Current portion of other notes payable and long-term debt.....    23,994,000       21,603,000
                                                                  ------------     ------------
          Total current liabilities.............................    62,606,000       65,857,000
Notes payable and long-term debt due to related parties, less
  current portion...............................................    13,065,000       15,882,000
Other notes payable and long-term debt..........................   115,145,000      107,341,000
Deferred taxes..................................................    21,458,000       24,791,000
Leasehold liability, net........................................     4,340,000        4,434,000
Other liabilities...............................................       412,000          927,000
                                                                  ------------     ------------
          Total liabilities.....................................   217,026,000      219,232,000
Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares authorized;
     6,422,096 and 6,078,498 shares issued and outstanding at
     June 30, 1997 and December 31, 1996........................         5,000            5,000
Additional paid-in capital......................................    36,211,000       34,723,000
Accumulated deficit.............................................   (30,055,000)     (23,039,000)
                                                                  ------------     ------------
          Net stockholders' equity..............................     6,161,000       11,689,000
                                                                  ------------     ------------
                                                                  $223,187,000     $230,921,000
                                                                  ============     ============

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                       ---------------------------     ----------------------------
                                          1997            1996             1997            1996
                                       -----------     -----------     ------------     -----------
Revenues:
  Net patient revenues...............  $55,840,000     $34,272,000     $109,532,000     $67,004,000
  Other operating revenues...........    1,528,000         793,000        3,571,000       1,555,000
                                       -----------     -----------     ------------     -----------
          Total operating revenues...   57,368,000      35,065,000      113,103,000      68,559,000
Expenses:
  Wages and related..................   29,966,000      17,202,000       59,544,000      33,961,000
  Other operating....................   20,262,000      11,401,000       41,201,000      22,665,000
  Rent...............................    4,133,000       3,263,000        8,386,000       6,704,000
  Interest...........................    4,936,000         874,000        9,594,000       1,508,000
  Depreciation and amortization......    2,357,000         617,000        4,726,000       1,152,000
                                       -----------     -----------     ------------     -----------
          Total expenses.............   61,654,000      33,357,000      123,451,000      65,990,000
                                       -----------     -----------     ------------     -----------
Income (loss) before income taxes....   (4,286,000)      1,708,000      (10,348,000)      2,569,000
Income tax expense (benefit).........   (1,353,000)        732,000       (3,333,000)      1,050,000
                                       -----------     -----------     ------------     -----------
Net income (loss)....................  $(2,933,000)    $   976,000     $ (7,015,000)    $ 1,519,000
                                       ===========     ===========     ============     ===========
Net income (loss) per share..........  $      (.46)    $      0.21     $      (1.11)    $      0.33
Common shares used in per share
  calculation........................    6,422,096       4,669,309        6,318,722       4,671,955

        See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
Net cash used in operating activities (including changes in all
  operating assets and liabilities).............................  $ (5,857,000)    $ (4,205,000)
                                                                  ------------     ------------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements..............    (1,635,000)      (2,040,000)
  Increase in intangible assets.................................      (339,000)      (1,083,000)
  Increase in lease deposits and other assets...................      (532,000)         (70,000)
  Acquisitions, net of cash acquired............................      (592,000)        (932,000)
                                                                  ------------     ------------
          Net cash used in investing activities.................    (3,098,000)      (4,125,000)
                                                                  ------------     ------------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of credit....     7,511,000        7,953,000
  Proceeds from long-term borrowings............................     2,950,000        5,317,000
  Payments on long-term borrowings..............................   (13,699,000)     (10,232,000)
  Checks written in excess of bank balances.....................    (2,087,000)              --
  Other items...................................................      (716,000)              --
                                                                  ------------     ------------
          Net cash provided by (used in) financing activities...    (6,041,000)       3,038,000
                                                                  ------------     ------------
Net decrease in cash............................................   (14,996,000)      (5,292,000)
Cash and cash equivalents at beginning of period................    17,409,000        6,169,000
                                                                  ------------     ------------
Cash and cash equivalents at end of period......................  $  2,413,000     $    877,000
                                                                  ============     ============
Supplemental disclosures:
Cash paid for:
  Interest......................................................  $  9,734,000     $  1,045,000
  Income taxes..................................................       190,000            7,000
Acquisition of leased facilities:
  Increase in assets............................................       900,000        5,031,000
  Liabilities assumed and incurred..............................       308,000        4,031,000
Conversion of debenture into shares of common stock.............       800,000        1,714,000
Equipment purchased under capital leases........................       576,000          648,000
Accounts payable converted to debt..............................     1,275,000               --

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of Unison HealthCare Corporation and its subsidiaries ("Unison" or the "Company") as of and for the periods indicated. The Company's financial statements should be read in conjunction with the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996. Footnote and other disclosures which would substantially duplicate the disclosures contained in Unison's most recent annual report on Form 10-K have been omitted. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.

     In October 1996, Unison completed a merger with two clinical laboratory companies, American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro")(the "Ampro Acquisition"). The Ampro Acquisition has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements of Unison for the three and six months ended June 30, 1996 have been restated to include the accounts of Ampro.

     Certain reclassifications have been made to the 1996 financial statements to conform to the current year presentation.

     2. Other operating revenues include management fees from third parties amounting to $85,000 and $227,000 for the three months ended June 30, 1997 and 1996 and $225,000 and $557,000 for the six months ended June 30, 1997 and 1996, respectively. The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $249,000 and $110,000 for the three months ended June 30, 1997 and 1996 and $510,000 and $321,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. The allowance for doubtful accounts totaled $3,758,000 at June 30, 1997 and $3,776,000 at December 31, 1996.

     3. In January 1997, with a portion of the proceeds from the sale in October 1996 of $100,000,000 of 12.25% Senior Notes Due 2006 (the "Senior Notes"), Unison repaid (i) the $8,000,000 subordinated note (the "Subordinated Note") payable to the former shareholders of BritWill HealthCare Company ("BritWill"), (ii) $1,750,000 of the contingent obligation due to the former BritWill shareholders (the "Additional Payment Obligation"), (iii) $2,000,000 of the convertible notes and debentures payable to the former owners of Sunbelt Therapy (the "Sunbelt Notes") and (iv) other debt obligations in the aggregate amount of approximately $2,883,000. The remaining balance of the Sunbelt Notes in the aggregate amount of $800,000 was converted into 105,196 shares of Unison Common Stock. In accordance with the terms of the Sunbelt Notes, the conversion price ($7.61) was equal to 85% of the average closing price of Unison's Common Stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.

     The stated interest rate on the Senior Notes is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission (the "Commission") within specified time periods. As of June 30, 1997, the interest rate was 13.25%. The interest rate is subject to further increases of 0.25% on September 12, 1997 and every 90 days thereafter (up to a maximum rate of 14.25%) until such registration becomes effective.

     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants, including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At June 30, 1997, Unison was not in compliance with certain of these covenants. At June 30, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The

BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at June 30, 1997, in compliance with the master lease financial covenants. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. Although discussions with Omega are ongoing, there can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.

     In October 1996, Unison acquired Signature Health Care Corporation and affiliated companies (collectively, "Signature")(the "Signature Acquisition"). In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain, among other things, a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $6,161,000 as of June 30, 1997, and, accordingly, the Company was not in compliance with this covenant. Unison did not receive a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,534,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.

     4. Effective January 1, 1997, Unison, through its Sunbelt Therapy subsidiary, purchased the assets of a rehabilitation therapy services company located in Mississippi. Consideration for the purchase was comprised of cash amounting to $600,000 and a $300,000 promissory note. The note bears interest at 10.0%, payable quarterly, and the principal balance is due January 2, 2002.

     5. Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings". The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes, based on its analysis of the complaints and of its insurance coverage, that the ultimate disposition of these matters will not adversely affect its liquidity.

     6. In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) (the "Notes") and 238,052 shares of Unison Common Stock. The adjustment was recorded as an addition to the purchase price of Signature. The Notes are convertible into shares of Unison Common Stock at a conversion price of $2.875 per share, subject to adjustment under certain circumstances. The Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997. The former majority shareholder of Signature is currently serving as interim Chief Executive Officer, Director and member of the Executive Committee of the Board of Directors of Unison.

     7. On April 21, 1997, Unison obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, David A. Kremser and Bruce H. Whitehead. The loan bears interest at prime plus 2.0% and was due on the earlier of 30 days notice or August 1, 1997. Messrs. Kremser and Whitehead have agreed to extend the maturity of this loan until November 1, 1997. The loan is secured by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries.

     8. In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of $15,000,000. No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all of the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.

     9. Since March 31, 1997, the Company has entered into settlement agreements in connection with litigation pending on that date. See Part II Item 1, "Legal Proceedings".

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include limitations on the Company's access to debt or equity financing in light of recent losses and cash flow shortfalls and the shift in the listing of the Company's Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market, adverse uninsured determinations in existing or future litigation or regulatory proceedings, health care statutory or regulatory changes which may disfavor the types of care delivered by the Company and a reversal of the current limitations in the supply of long-term care facilities. Important factors which could cause results to vary also include the factors discussed in Unison's Annual Report on Form 10-K for the year ended December 31, 1996, in "Item 1 -- Business" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

RESULTS OF OPERATIONS

     As described in Unison's Annual Report on Form 10-K, the Company experienced a loss of $23,438,000 for the year ended December 31, 1996. The Company pursued in late 1995 and in 1996 an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel and increased its corporate overhead in the expectation that the number and size of acquisitions would continue to grow. Unison's financial reporting and management information systems were not adequate for the larger and more complex needs of the Company, making monitoring and control over costs more difficult. The Company has taken steps which it believes will help remedy these problems and should prevent them from recurring. Unison has curtailed its acquisition program and in April 1997 accepted the resignations of several of its principal officers, including its Chief Executive Officer and Chief Financial Officer. Several managers in accounting and finance have been replaced, and the Company expects to name a new CEO and a new CFO before the end of 1997. In the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems. The Company is focusing its nursing home marketing efforts on increasing occupancy levels and improving quality mix in order to increase revenues. Unison is attempting to increase its ancillary services revenues, both in terms of acquiring contracts with nonaffiliated facilities and increasing the level of services provided to its existing patients. The Company is working to reduce costs without adversely impacting the quality of care it provides. The number of corporate office personnel was reduced by approximately 35%, from 142 on December 31, 1996, to 92 on May 15, 1997. Cost cutting initiatives are still underway at the corporate office, nursing homes and ancillary services companies.

     In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of $15,000,000. No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all of the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.

     The following table summarizes selected operating statistics.

                                                                             AT JUNE 30,
                                                                           ----------------
                                                                            1997      1996
                                                                           ------    ------
    Leased and Owned Facilities:
      Number of facilities...............................................      56        42
      Number of licensed beds:
         Long-term care..................................................   4,770     3,785
         Assisted and independent living.................................     315       136
    Managed Facilities:
      Number of facilities...............................................       2         6
      Number of licensed beds............................................     160       670
    Institutional Pharmacies:
      Number of outlets..................................................       2         2
      Nonaffiliated facilities served....................................      56        32
    Medical reference laboratories:
      Number of laboratories.............................................       3         3
      Nonaffiliated facilities served....................................     275       295
    Nonaffiliated therapy locations......................................      59        44

     On March 1, 1997, Unison subleased to an unrelated third party four nursing facilities in Texas which were previously held for disposition. Four other facilities continue to be held for disposition.

     The following table identifies the Company's sources of net operating revenues.

                                                      THREE MONTHS
                                                          ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                    -----------------       -----------------
                                                    1997        1996        1997        1996
                                                    -----       -----       -----       -----
    Percentage of total revenues:
      Long term care..............................   76.7%       83.3%       76.7%       84.9%
      Therapy services............................   14.7         5.8        14.7         4.8
      Pharmacy services...........................    4.9         4.7         4.9         4.0
      Laboratory services.........................    2.9         5.1         2.9         5.2
      Medicare Part B billing and supply..........    0.8         1.1         0.8         1.1
                                                    -----       -----       -----       -----
              Total...............................  100.0%      100.0%      100.0%      100.0%
                                                    =====       =====       =====       =====

     Unison's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement methodologies and rates among the payor categories, payor mix and the scope and utilization of the Company's ancillary services. Medicare patients generate the highest revenue per patient day, although profitability is not always increased due to the additional costs associated with the higher level of care required by such patients. In general, the Company believes that private pay sources are more profitable to the Company than governmental reimbursement sources. Unison generally derives a higher profit margin from ancillary services than from basic nursing services.

     Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below (long-term care only).

                                                          THREE MONTHS
                                                              ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                        -----------------       -----------------
                                                        1997        1996        1997        1996
                                                        -----       -----       -----       -----
Medicare..............................................   34.5%       34.8%       32.9%%      32.4%
Private and other.....................................   15.2        15.4        15.8        15.8
                                                        -----       -----       -----       -----
Quality mix...........................................   49.7        50.2        48.7        48.2
Medicaid..............................................   50.3        49.8        51.3        51.8
                                                        -----       -----       -----       -----
  Total...............................................  100.0%      100.0%      100.0%      100.0%
                                                        =====       =====       =====       =====

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     In the second quarter of 1997, Unison recorded a net loss of $2,933,000 or $0.46 per share compared to net income of $976,000 or $0.21 per share in the prior year quarter. Loss before income taxes amounted to $4,286,000 for the three months ended June 30, 1997 compared to pretax income of $1,708,000 in the same period in 1996. The losses in 1997 are primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 19.9% of total revenues for the three months ended June 30, 1997 compared to 13.6% for the same period in 1996 as a result of financing and acquisition activities; and
(ii) corporate overhead costs (excluding corporate fixed costs) amounting to 9.2% of total revenues for the three months ended June 30, 1997 compared to 4.5% for the same period in 1996 due in part to the costs associated with the accounting and information system conversion and relocation to new office space. These increases in expenses were offset in part by increased pretax earnings from the Company's therapy, pharmacy and laboratory subsidiaries which aggregated approximately $2,600,000 for the three months ended June 30, 1997. For the nursing home operations, earnings before interest, taxes, depreciation, amortization, rent and allocated overhead amounted to 20.8% of revenues for the three months ended June 30, 1997 compared to 20.5% in the prior year period.

     Total operating revenues increased $22,303,000 or 63.6% to $57,368,000 in the 1997 second quarter from $35,065,000 in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $34,272,000 in the 1996 second quarter to $55,840,000 in the current period. Patient days increased from 279,425, or 77.0% average occupancy in the 1996 period, to 383,923, or 83.0% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to: (i) the increase in the number of long-term care facilities operated which increased revenues by approximately $13,272,000 and patient days by approximately 100,000; and (ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $11,600,000. These increases were offset by a reduction in patient revenues of approximately $2,200,000 due to the disposition of four long-term care facilities on March 1, 1997. Other operating revenues increased to $1,528,000 in the 1997 second quarter from $793,000 in the prior year quarter due primarily to ancillary company management fees of $1,494,000, offset by a decrease in managed facilities from six at June 30, 1996 to two at June 30, 1997.

     Wages and related expense increased $12,764,000 or 74.2% from $17,202,000 in the 1996 second quarter to $29,966,000 in the 1997 quarter and as a percentage of revenues from 49.1% in 1996 to 52.2% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated, an increase in the services of the ancillary companies and an increase in corporate and regional wages and related expenses due to Unison's acquisition program during 1996 and its accounting and information system conversions. The percentage increase is due primarily to the increase in the services provided by the therapy companies which have an inherently higher percentage of salaries to revenues (65.1% for the second quarter of 1997) than long-term care providers and an increase in corporate and regional overhead.

     Other operating expenses increased $8,861,000 or 77.7% from $11,401,000 in the 1996 second quarter to $20,262,000 in the 1997 second quarter due primarily to an increase in the number of facilities operated, an increase in the services of the ancillary companies and increases in corporate operating expenses. Other operating expenses as a percentage of revenues were 35.3% in the 1997 second quarter compared to 32.5% in the 1996 period. The percentage increase is due primarily to an increase in corporate and regional overhead and an increase in the products provided by the pharmacy and laboratory companies which have an inherently higher percentage of other operating expenses to revenues than long-term care providers.

     Rent expense increased $870,000 or 26.7% from $3,263,000 in the 1996 second quarter to $4,133,000 in the 1997 period but decreased as a percentage of revenues from 9.3% in the 1996 second quarter to 7.2% in the current quarter. The dollar increase is due primarily to the increase in the number of leased facilities operated. The percentage decrease is due to a higher percentage of owned facilities to total facilities in 1997 than in 1996 and due to the increased operations of the therapy, laboratory and pharmacy companies, which in the aggregate, have rent expense of less than 5% of revenues in the 1997 period.

     Interest expense amounted to $4,936,000 in the 1997 quarter compared to $874,000 in the 1996 second quarter and increased as a percentage of revenues from 2.5% in the 1996 second quarter to 8.6% in the 1997 period. The dollar and percentage increases are primarily the result of debt incurred and assumed in connection with acquisitions, including the $100,000,000 of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "-- Liquidity and Capital Resources."

     Depreciation and amortization expense increased $1,740,000 from $617,000 in the second quarter of 1996 to $2,357,000 in the 1997 second quarter and increased as a percentage of revenues from 1.8% in the 1996 second quarter to 4.1% in the 1997 second quarter. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired with the acquisition of Signature on October 31, 1996.

     Unison recorded an income tax benefit for the second quarter of 1997 amounting to $1,353,000. The effective tax rate of 31.6% is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses which are not deductible for tax purposes;
(ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. Unison recorded a tax provision in the 1996 second quarter of $732,000, or 42.9% of pretax income.

  Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     For the six months ended June 30, 1997, Unison recorded a net loss of $7,015,000 or $1.11 per share compared to net income of $1,519,000 or $.33 per share of the 1996 period. Loss before income taxes was $10,348,000 compared to pre-tax income of $2,569,000 for the 1996 period. The losses for the six months ended June 30, 1997 are primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 20.1% of revenues from 13.7% in the 1996 period as a result of financing and acquisition activities;
(ii) corporate overhead costs (excluding corporate fixed costs) amounting to 8.3% of total revenues for the six months ended June 30, 1997 compared to 5.5% for the 1996 period, due in part to the costs associated with the accounting and information systems conversion and relocation to new office space; (iii) a $600,000 charge in the first quarter of 1997 resulting from increasing the estimated liability recorded for settlement of certain litigation with a therapy services provider; and (iv) operating losses of the four long-term care facilities disposed of on March 1, 1997 amounting to $261,000 for the two months ended February 28, 1997. Pretax earnings from the Company's therapy, pharmacy and laboratory subsidiaries aggregated approximately $4,734,000 for the six months ended June 30, 1997. For the nursing home operations, earnings before interest, taxes, depreciation, amortization, rent and allocated overhead amounted to 17.0% of revenues of $86,522,000 for the six months ended June 30, 1997 compared to 20.8% of revenues of $57,415,000 for the 1996 period.

     Total operating revenues increased $44,544,000 or 65.0% to $113,103,000 for the six months ended June 30, 1997 from $68,559,000 in the comparable 1996 period. The increase is due to revenues from patient services which increased from $67,004,000 in the 1996 period to $109,532,000 in the current period. Patient days increased from 557,965, or 76.8% average occupancy in the 1996 period, to 767,449, or 81.4% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to (i) the increase in the number of long-term care facilities operated which increased revenues by approxi-mately $26,040,000 and patient days by approximately 198,000; (ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $15,900,000; (iii) an increase in Unison's quality mix to 48.7% in the 1997 period compared to 48.2% in the prior year period which contributed to an increase in the revenue per patient day from $104.31 for the six months ended June 30, 1996 to $112.89 for the 1997 period. These increases were offset by a reduction in patient revenues of approximately $4,179,000 due to the disposition of four long-term care facilities on March 1, 1997. Other operating revenues increased to $3,571,000 in the 1997 period from $1,555,000 in the prior year period due primarily to ancillary company management fees of $3,113,000, offset by a decrease in managed facilities from six at June 30, 1996 to two at June 30, 1997.

     Wages and related expense increased $25,583,000 or 75.3% from $33,961,000 in the 1996 period to $59,544,000 in the 1997 period and as a percentage of revenues from 49.5% in 1996 to 52.6% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated, an increase in the services of the ancillary companies and an increase in corporate overhead due to Unison's acquisition program during 1996 and its accounting and information system conversions. The percentage increase is due primarily to the acquisition of therapy companies which have an inherently higher percentage of salaries to revenues than long-term care providers (64.2% for the 1997 period) and an increase in corporate and regional overhead.

     Other operating expenses increased $18,536,000 or 81.8% from $22,665,000 in the 1996 period to $41,201,000 in the 1997 period due primarily to an increase in the number of facilities operated, an increase in the services of the ancillary companies and increases in corporate overhead. Other operating expenses as a percentage of revenues were 36.4% in the 1997 period compared to 33.1% in the 1996 period due primarily to an increase in corporate and regional overhead and an increase in the products provided by the pharmacy and laboratory companies which have an inherently higher percentage of other operating expenses to revenues than long-term care providers.

     Rent expense increased $1,682,000 or 25.1% from $6,704,000 in the first six months of 1996 to $8,386,000 in the 1997 period but decreased as a percentage of revenues from 9.8% in the 1996 period to 7.4% in the current period. The dollar increase is due primarily to the increase in the number of leased facilities operated. The percentage decrease is due to a higher percentage of owned facilities to total facilities in 1997 than in 1996 and due to the increased operations of the therapy, laboratory and pharmacy companies, which in the aggregate, have rent expense of less than 5% of revenues in the 1997 period.

     Interest expense amounted to $9,594,000 in the current period compared to $1,508,000 in the 1996 period and increased as a percentage of revenues from 2.2% in the 1996 period to 8.5% in the 1997 period. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100,000,000 of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "-- Liquidity and Capital Resources."

     Depreciation and amortization expense increased $3,574,000 from $1,152,000 in the first six months of 1996 to $4,726,000 in the 1997 period and increased as a percentage of revenues from 1.7% in the 1996 period quarter to 4.2% in the 1997 period. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired with the acquisition of Signature on October 31, 1996.

     Unison recorded an income tax benefit for the first six months of 1997 amounting to $3,333,000. The effective tax rate of 32.2% is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses which are not deductible for tax purposes;
(ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. Unison recorded a tax provision in the 1996 period of $1,050,000, or 40.9% of pretax income.

  Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the manner in which earnings per common share ("EPS") are calculated and presented. Under SFAS 128, two EPS amounts are required: (i) basic EPS; and
(ii) diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus dilutive potential common shares outstanding such as options, warrants and convertible securities. Unison will be required to implement SFAS 128 as of December 31, 1997. Had the Company implemented SFAS 128 on January 1, 1996, it would have reported basic and diluted EPS for the three months ended June 30, 1996 of $0.22 and $0.21, respectively. For the six months ended June 30, 1996, the Company would have reported basic and diluted EPS of $0.35 and $0.33, respectively. Loss per share for the three and six months ended June 30, 1997 would remain unchanged at $0.46 and $1.11 for both the basic and diluted calculations, as the Company's options, warrants and convertible notes are antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, Unison had $2,413,000 in cash and cash equivalents (which includes $2,240,000 of checks written in excess of bank balance in accounts payable) compared to $17,409,000 at December 31, 1996. The Company had a working capital deficit of $18,985,000 at June 30, 1997 compared to a working capital deficit at December 31, 1996 amounting to $13,955,000. Current maturities of notes and debt at June 30, 1997 amounted to $28,888,000, of which $19,134,000 is classified as a current liability because Unison is not in compliance with certain financial covenants as discussed below. However, although the financial covenant violations have not been cured, management has no reason to believe that this debt will be accelerated and required to be paid off in 1997.

     Cash used in operations in the six months ended June 30, 1997 amounted to $5,872,000, due primarily to the net loss of $7,016,000, net of non-cash items of $1,850,000.

     Net accounts receivable increased 21.7% or $6,210,000 from $28,608,000 at December 31, 1996 to $34,818,000 as of June 30, 1997 primarily due to collection issues resulting from Medicare intermediary changes, one new facility certified to participate in the Medicare program, high turnover in the business office staff of the nursing centers and reductions in the field accounting staffs who are primarily responsible for collections of accounts receivable. As of June 30, 1997, days outstanding in accounts receivable for the long-term care facilities increased to 43 from 38 days outstanding at December 31, 1996. The Company is actively monitoring the collection of accounts receivable and does not believe that these events will effect the ultimate collectability of these receivables. The allowance for doubtful accounts decreased as a percentage of receivables from 13.6% at December 31, 1996 to 11.2% at June 30, 1997. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at June 30, 1997, if the current accounts receivable increase trend continues, the provision for bad debts will increase in future periods.

     Net cash used in investing activities amounted to $3,084,000 in the six months ended June 30, 1997. Capital expenditures amounted to $1,621,000 and expenditures for acquisitions, net of cash acquired, amounted to $592,000.

     Net cash used in financing activities amounted to $6,040,000 in the six months ended June 30, 1997 due primarily to the repayment of notes and long-term debt of $13,699,000, including $13,185,000 paid to affiliates, offset by an increase in borrowings under the revolving line of credit amounting to $7,511,000 and a reduction of $2,087,000 from December 31, 1996 in checks written in excess of bank balances. At June 30, 1997, Unison had $157,098,000 in total debt (96.2% of total capitalization) compared to $157,138,000 at December 31, 1996 (93.1% of total capitalization). The Company also had, at June 30, 1997, aggregate minimum rent obligations of approximately $164,000,000 (subject to certain increases) during the remainder of the initial terms and first renewal periods under non-cancelable lease arrangements.

     In January 1997, Unison repaid with proceeds from the Senior Notes the $8,000,000 Subordinated Note payable to the former BritWill shareholders and $1,750,000 of the Additional Payment Obligation due to the former BritWill shareholders. Thereafter, Unison's remaining obligation associated with the acquisition of BritWill is the Additional Payment Obligation amounting to $9,671,000 as of June 30, 1997. The Additional Payment Obligation is payable in monthly installments of $117,000 to $166,000, which include interest at 12.0% to 14.0%, with a balloon payment of $8,146,000 due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions, are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheets at December 31, 1996 and June 30, 1997. Although this accounting treatment does not change the amount of cash due to the former BritWill shareholders, Unison will record an increase in amortization and interest expense in 1997 compared to 1996 in the aggregate amount of approximately $1,600,000 ($800,000 for the first six months of 1997). In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10,000,000, the remaining balance of the Additional Payment Obligation will be due in full.

     Also in January 1997, Unison repaid $2,000,000 of the Sunbelt Notes with proceeds from the Senior Notes, and the remaining $800,000 principal amount was converted into 105,196 shares of Unison Common Stock. The conversion price($7.61) was equal to 85% of the average closing price of Unison's Common Stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.

     In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) (the "Notes") and 238,052 shares of Unison Common Stock. The Notes are convertible into shares of Unison Common Stock at a conversion price of $2.875 per share, subject to adjustment under certain circumstances. The Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997.

     On April 21, 1997, Unison obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, David A. Kremser and Bruce H. Whitehead. The loan bears interest at prime plus 2.0% and was due on the earlier of 30 days notice or August 1, 1997. Messrs. Kremser and Whitehead have agreed to extend the maturity of this loan until November 1, 1997. The loan is secured by a pledge of certain other accounts receivable and the stock of certain Unison subsidiaries.

     Unison finances its working capital needs with cash provided by its operations and draws under a $10,000,000 revolving credit facility. Borrowings under this credit facility amounted to $7,511,000 at June 30, 1997 with interest at the prime rate plus 4.0% (12.5% at June 30, 1997). There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until December 31, 1997. At July 31, 1997, $8,333,000 (the maximum amount available based on current levels of collateral) was outstanding under this line of credit with interest at 12.5% per annum.

     The Company is working to develop lending relationships that will use the Company's available accounts receivable and other available assets to reduce overall borrowing costs and supply additional working capital. The Company believes that, absent additional financing, its cash flows from operations and draws under its existing $10,000,000 line of credit will not be sufficient to meet all of its debt service requirements in 1997, aggregating approximately $27,000,000 for the period July through December 1997. This amount includes the payment of interest on the Senior Notes of approximately $6,600,000 and the scheduled repayment of borrowings under the revolving line of credit in the estimated amount of approximately $8,000,000.

     In late July 1997, the Company completed development of a recapitalization plan designed to: (a) reduce its costs of capital and operating expenses to improve operating results; (b) provide short-term and long-term liquidity; and
(c) restructure its balance sheet and increase stockholders' equity. The key elements of the plan include: (i) reductions in controllable costs as described in "-- Results of Operations"; (ii) hiring a new CEO and a new CFO in the fourth quarter of 1997;
(iii) obtaining a new revolving line of credit in the amount of at least $15,000,000 (as described below); (iv) obtaining a term loan and completing a mortgage refinancing transaction in the aggregate amount of approximately $60,000,000 (as described below); and then, (v) depending on market conditions, an equity infusion. A financing proposal has been distributed to potential lenders and initial negotiations are taking place.

     The proposed new revolving line of credit will be secured by the Company's eligible accounts receivable. Proceeds from this credit facility will be used to repay borrowings under the current line of credit with the balance of $6-$7 million available for debt service and other working capital requirements.

     As part of the Signature Acquisition, Unison acquired the land and buildings of six facilities. The Company is seeking to replace the existing Mortgage Note on these facilities by refinancing the mortgage in conjunction with a term loan facility. Management believes that the current fair market value of these facilities is in excess of $30,000,000. The balance of the Mortgage Note at July 31, 1997 is approximately $18,534,000. The excess proceeds from the sale of these facilities would be available to repay other higher-rate debt and for working capital. The Company is also requesting an additional $30,000,000 under a seven-year, term loan facility secured by certain of the Company's assets including stock of subsidiaries. This term loan may require the consent of the holders of the Senior Notes. Proceeds from this credit facility would be used primarily to pay down higher-rate debt. In connection with this term loan financing, Messrs. Kremser and Whitehead have agreed to purchase an additional $3,000,000 worth of shares of Unison Common Stock which will provide additional working capital and liquidity.

     If the Company completes the recapitalization plans outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and write off of deferred financing costs for those obligations which are proposed to be paid off.

     Unison's recapitalization plan may be affected by covenants under the Senior Notes unless Unison's fixed charge ratio after incurring the indebtedness would be greater than 2 to 1 (2.25 to 1 after December 31, 1997). The Senior Notes generally limit Unison's debt incurrance to an amount equal to (1) the greater of $30 million of secured indebtedness or the sum of 60% of inventory plus 90% of accounts receivable and (2) the greater of $10 million of other indebtedness or 10% of Unison's consolidated net worth (in addition to indebtedness outstanding on October 31, 1996 after giving effect to the application of the proceeds from the Senior Notes and refinancings of such indebtedness). As of June 30, 1997, Unison had incurred approximately $17,740,000 of such secured and other indebtedness.

     The Company desires to complete the line of credit and term loan financing transactions in the fourth quarter of 1997. Market conditions permitting, it expects to then seek to raise additional equity through the private placement of stock. Proceeds from the sale of stock would be used to expand Unison's ancillary businesses and for working capital. The Company believes that the implementation of its recapitalization plan, if successful, will provide Unison with the liquidity it needs in 1997 and beyond. There can be no assurance, however, that the desired financings will be completed, or if completed, will be on terms that are favorable to Unison and its shareholders.

     Because of the substantial losses reported by the Company in 1996, it does not currently satisfy the minimum tangible net asset requirement for the listing of its common stock on the Nasdaq National Market's National Market System. On August 20, 1997, the Company was advised by Nasdaq of its decision to move the Company's securities to The Nasdaq SmallCap Market, effective August 22, 1997, pursuant to a waiver to the $3 per share initial inclusion bid price requirement. The Company is unable to determine what affect, if any, the movement of its stock to the SmallCap Market will have on its ability to effect the aforementioned private placement of stock.

     The stated interest on the Senior Notes has temporarily increased to 13.25% at August 31, 1997 and it is subject to further increases at 90-day intervals (to a maximum of 14.25%) until a registration statement for the Senior Notes (or for Exchange Notes on the same terms) is filed and is declared effective by the Securities and Exchange Commission. Unison delayed filing the required registration statement while it completed work on its financial statements for 1996. Unison made the filing on July 3, 1997, but it has not yet become effective. Further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are likely.

     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At June 30, 1997, Unison was not in compliance with many of these covenants. At June 30, 1997, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased by BritWill Texas to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at June 30, 1997, in compliance with the master lease financial covenants and did not obtain a waiver of the covenant violations. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. Although discussions with Omega are ongoing, there can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.

     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain, among other things, a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $6,161,000 as of June 30, 1997, and, accordingly, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,534,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe that a declaration of default will occur, it is considering a refinancing of the Mortgage Note as discussed above. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the six months ended June 30, 1997 as a result of the Company's covenant defaults on its debt and lease agreements.

     Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings." The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes, based on its analysis of the complaints and of its insurance coverage, that the ultimate disposition of these matters will not adversely affect its liquidity.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, the following actions have been filed in federal district court in Phoenix, Arizona:

     Martin Grossman FBO Martin Grossman Profit Sharing Plan, and Alan S. Fellheimer v. Unison HealthCare Corporation, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case No. CIV 97-0583.

     Leonard Goldstein and Ronne Goldstein v. Unison HealthCare Corporation, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case No. CIV 97-0584.

     Toni Kaasbell v. Unison HealthCare Corporation, Craig R. Clark and Paul J. Contras [sic], Case No. CIV 97-0602.

     Joseph Grimes v. Unison HealthCare Corporation, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case. No. CIV 97-0603.

     Amothy Corp. v. Unison HealthCare Corporation, Bruce H. Whitehead, Phillip
     R. Rollins, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case No. CIV 97-0825.

     Karl E. Falkenstein v. Unison HealthCare Corporation, Bruce H. Whitehead, Phillip R. Rollins, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case No. CIV 97-1017.

     Dr. Stanley Levine as Trustee for Lakeside Urology Limited Employee Profit Sharing Trust and Lakeside Urology Limited Employee Pension Plan v. Unison HealthCare Corporation, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case. No. CIV 97-1412.

     The purported class periods asserted in these actions vary, with the broadest such period beginning December 18, 1995 (when Unison commenced the initial public offering of its stock (the "IPO")) and ending March 11, 1997 (when Unison announced the need for a restatement). The complaints in all these actions allege violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 thereunder in that the defendants allegedly knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition. Amended complaints in two of these actions (Grossman et al. v. Unison HealthCare Corporation et al. and Goldstein et al. v. Unison HealthCare Corporation et al.) also allege violations of Sections 11 and 15 of the Securities Act in that the registration statement covering, and the prospectus used in connection with the stock sold in, the IPO allegedly misleadingly touted Unison's "growth strategy" and ability to control costs while failing to disclose inadequacies in its accounting system. Two actions (Amothy Corp. v. Unison HealthCare Corporation et al. and Falkenstein v. Unison HealthCare Corporation et al.) also allege that the conduct giving rise to the alleged Exchange Act violations also violated the defendants' state law fiduciary duties as directors and officers. The individual defendants include Jerry M. Walker, Craig R. Clark and Paul J. Contris, at the time of their resignations in April 1997, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President -- Acquisitions and Development, respectively, of the Company, and Bruce H. Whitehead and Phillip R. Rollins, currently Chairman of the Board and Executive Vice President and Chief Operating Officer, respectively, of the Company. The plaintiffs in these purported class actions seek compensatory damages in unspecified amounts plus interest, attorneys' fees and costs.

     In addition, an action styled Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Bruce H. Whitehead, Unison HealthCare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark and Paul J. Contris has been filed in the Superior Court of the State of California (County of Orange) (Case No. 779111). Defendant John T. Lynch, Jr., is a member of the Board of Directors of Unison. Trouver Capital Partners, L.P. is a private investment banking firm of which Mr. Lynch is a general partner, and Cruttenden Roth, Inc., and Wheat First Butcher Singer are investment banking firms that are named individually and as representatives of a purported defendant underwriter class. The Orange County action is purportedly filed on behalf of all persons who acquired Unison common stock in the Company's IPO; it essentially alleges that in connection with the IPO the defendants made positive statements in the prospectus and registration statement concerning the Company's prospects, for which there was no basis, that accounts receivable were overstated and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. The plaintiff seeks compensatory damages in an unspecified amount as well as interest, attorneys' fees and costs and extraordinary, equitable and injunctive relief as permitted by law or equity.

     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against liabilities represented by the above described actions and related expenses. The Company is also contractually obligated to indemnify the underwriters, subject to certain conditions, against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage, the ultimate disposition of these matters will not adversely affect its liquidity.

     Certain of the Company's subsidiaries were defendants in an action styled Texas Star Therapy, Inc. v. Emory Care Center, Inc., et al. that was filed in June 1996 in the District Court of Shelby County, Texas, and subsequently transferred (as Cause No. 96-07767-B) to Dallas County. Plaintiff sought $517,000 in unpaid fees for therapy services rendered as well as interest, penalties, attorneys' fees and costs. Pursuant to the terms of a settlement agreement entered into in May 1997, Unison is obligated to remit to the plaintiff the sum of $875,000 in a series of payments that commenced in June and will culminate in November 1997.

     The Company also reached agreement, in July 1997, with the plaintiff in an action styled Rehabworks, Inc. v. Unison HealthCare Corp., BritWill Investments-II, Inc. and Sunbelt Therapy Management Services, Inc., being Cause No. 366-1483-96 filed in the District Court of Collin County, Texas, and served on the Company in October 1996. The complaint in this action alleged that the Company was in arrears in the payment of fees for therapy services rendered in the amount of $1,031,000 and that, in addition, Unison breached a nonsolicitation covenant in a contract with RehabWorks and tortiously interfered with RehabWorks' employment relationship with several of its former employees. The suit sought to recover such fees as well as damages of not less than $2,375,000, exemplary damages of not less than $2,250,000, interest and attorneys' fees. Unison is obligated, under the terms of the agreement providing for the settlement of this action, to pay the plaintiff the principal amount of $1,029,000 plus interest at 11% per annum in 24 consecutive monthly installments commencing October 1, 1997.

     Another Unison subsidiary is the defendant in an action entitled Carillon/Alpha Limited v. BritWill HealthCare Company filed, and assigned Cause No. 96-5742, in the District Court of Dallas County, Texas. Plaintiff in this action seeks compensatory damages in the amount of $216,000, allegedly for unpaid rent, for the three-month period during which premises leased to the subsidiary were vacant and the cost of releasing same, plus interest and attorneys' fees. Unison, which has asserted various defenses and intends vigorously to defend this lawsuit, believes that an adverse outcome would not have a material effect on its financial condition.

ITEMS 2 - 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     See Exhibit Index following the Signatures page, which index is incorporated herein by reference.

     (b) Reports filed on Form 8-K:

     The Company filed a report on Form 8-K dated April 4, 1997 which included a news release announcing that Jerry M. Walker, its President and Chief Executive Officer, had been placed on administrative leave.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISON HEALTHCARE CORPORATION
                                                    (Registrant)

Date: September 2, 1997                                    /s/ DAVID A. KREMSER
                                              -----------------------------------------------
                                                             David A. Kremser
                                                      Interim Chief Executive Officer
                                                        and Chief Financial Officer

                                                           /s/ WARREN K. JERREMS
                                              -----------------------------------------------
                                                             Warren K. Jerrems
                                                    Vice President and Chief Accounting
                                                  Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
10.1         Form of Loan and Security Agreement dated as of April 21, 1997 among the
             Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd.
             (incorporated by reference to Exhibit 10.117.1 to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1996).
10.2         Form of Stock Pledge Agreement dated as of April 21, 1997 among the Registrant, Elk
             Meadows Investments, L.L.C. and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit 10.117.2 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1996).
11           Statement Re: Computation of Per Share Earnings
27           Financial Data Schedule (included only in the EDGAR filing)