Form 10-K/A
period 1996-12-31
UNISON HEALTHCARE CORP
filed 1997-09-12
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                               TABLE OF CONTENTS

                        1996 ANNUAL REPORT ON FORM 10-K

                         UNISON HEALTHCARE CORPORATION


                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................   14
Item 3.    Legal Proceedings............................................................   16
Item 4.    Submission of Matters to a Vote of Security Holders..........................   18

                                           PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   19
Item 6.    Selected Financial Data......................................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................   21
Item 8.    Financial Statements and Supplementary Data..................................   35
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................   35

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   36
Item 11.   Executive Compensation.......................................................   38
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   44
Item 13.   Certain Relationships and Related Transactions...............................   46

                                           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   48

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


     The Company was incorporated in Delaware as SunQuest HealthCare Corporation in July 1992 and changed its name to Unison HealthCare Corporation on November 14, 1995.


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

ACQUISITIONS


     On October 31, 1996, Unison acquired Signature. At the date of acquisition, Signature had current assets of $9.7 million, land, buildings and improvements with a net book value of $16.6 million, other assets with a net book value of $3.6 million, long-term debt of $18.5 million and other liabilities of $9.4 million. Signature operates 11 long-term care facilities with 1,043 licensed beds in Arizona and Colorado. Signature provides rehabilitation services through its related company, RehabWest. Signature also operates two assisted living facilities with 124 units. Signature's long-term care facilities generally offer the same types of services as are provided by Unison's other facilities.


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


     Unison's most significant acquisition prior to 1996 was the purchase of BritWill on August 10, 1995. At the date of acquisition, BritWill operated 28 facilities in Indiana and Texas and had total assets and liabilities of approximately $24.7 million and $23.0 million, respectively. The consideration for the purchase included a debenture that was fully converted into 561,815 shares of Unison Common Stock and a combination of promissory notes and lump sum contingent payment obligations totaling $25.0 million, as well as certain monthly contingent payment obligations. Unison's only remaining obligation related to the BritWill Acquisition is a $9.8 million contingent obligation (the "Additional Payment Obligation"). The Additional Payment Obligation is payable in monthly installments of $98,854 to $166,376 which includes interest at 12.0% to

14.0% with a balloon payment of $8.1 million due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheet. In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10.0 million, the unamortized balance of the Additional Payment Obligation will be due in full. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions."


     The Company has also acquired and developed several other ancillary businesses in recent years. In May 1995, Unison established Quest to develop an institutional pharmacy business. Quest has acquired the pharmacy operations of Med-Shop Pharmacy in Gilmer, Texas, Indiana Prescription Lab, an institutional pharmacy in Bloomington, Indiana, and Pharmcare, an institutional pharmacy in Longview, Texas. As of March 31, 1997, Quest provided institutional pharmacy services to 84 long-term care facilities, including 31 Unison facilities and 53 facilities operated by others. Since March 1995 the Company has also operated a Medicare Part B billing and supply company that specializes in wound management and enteral and parenteral feeding services. On February 1, 1996, Unison acquired Sunbelt to provide therapy services. At the date of acquisition, Sunbelt had assets of approximately $1.2 million and liabilities of approximately $1.0 million. Unison purchased 90% of the outstanding common stock of Sunbelt for $3.6 million, including $800,000 of cash and convertible notes and debentures in the aggregate amount of $2.8 million. In November 1996, Unison purchased the remaining 10% of Sunbelt's stock for $1.4 million, comprised of promissory notes totaling $1.2 million and 27,942 shares of Unison common stock, plus a guaranteed payment of $709,000. Additional contingent payments of up to $1.4 million will be due if specified income targets are achieved. As of March 31, 1997, Sunbelt (including RehabWest) provided therapy services to 94 facilities, including 35 Unison facilities and 59 facilities operated by others.



     The following table shows the growth in the number of long-term care facilities and independent and assisted living facilities leased or managed by Unison (excluding two closed facilities) as of the dates indicated together with the related number of licensed beds or living units.



                                                                             DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                             1994                   1995                   1996             1996 AS ADJUSTED(1)
                                      -------------------    -------------------    -------------------    ----------------------
               STATE                  FACILITIES    BEDS     FACILITIES    BEDS     FACILITIES    BEDS     FACILITIES       BEDS
-----------------------------------   ----------    -----    ----------    -----    ----------    -----    ----------       -----
Long-term care facilities:
  Florida..........................        2          210         1          150         1          150         1             150
  Indiana..........................        1          162        12        1,081        12        1,073         9             804
  Michigan.........................        1           71         2          307         2          307         2             307
  Nevada...........................        1           99         1           99         1           99         1              99
  Pennsylvania.....................        1           74         1           74         1           74         1              74
  Tennessee........................        1           89         2          176         1           89         1              89
  Alabama..........................        3          337         2          189         2          189         2             189
  Arizona..........................        1          115         1          115         7          685         7             685
  Idaho............................        2          183         2          183         2          183         2             183
  Kansas...........................        1           59         3          208         2          106         2             106
  Washington.......................        2          222         2          222         2          187         2             187
  Texas............................       --           --        16        1,825        16        1,837        13           1,469
  Colorado.........................       --           --        --           --         5          476         5             476
                                          --                     --                     --                     --
                                                    -----                  -----                  -----                     -----
                                          16        1,621        45        4,629        54        5,455        48           4,818
                                          --                     --                     --                     --
                                                    -----                  -----                  -----                     -----
Assisted and independent living
  facilities:
  Pennsylvania.....................        1           30         1           30         1           32         1              32
  Alabama..........................        3           74         3           82         3           82         3              82
  Tennessee........................       --           --         1          117        --           --        --              --
  Idaho............................       --           --        --           --         1           60         1              60
  Indiana..........................       --           --        --           --         1           22         1              22
  Arizona..........................       --           --        --           --         2          124         2             124
                                          --                     --                     --                     --
                                                    -----                  -----                  -----                     -----
                                           4          104         5          229         8          320         8             320
                                          --                     --                     --                     --
                                                    -----                  -----                  -----                     -----
    Total..........................       20        1,725        50        4,858        62        5,775        56           5,138
                                          ==        =====        ==        =====        ==        =====        ==           =====

---------------

(1) Excludes three facilities in Indiana and three facilities in Texas which were held for disposition at December 31, 1996.


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


     In recent years Unison entered into certain leases of facilities that have had regulatory compliance or quality difficulties. Unison has generally achieved improvements of such facilities. In August 1995, Unison acquired 28 operating facilities in the BritWill Acquisition. Regulatory records contained 244 total deficiencies cited at these facilities prior to acquisition. On the first governmental review conducted after acquisition this number was reduced to 138 deficiencies, a 43% reduction in regulatory noncompliance. Based on subsequent governmental review, as of October 1, 1996 the number of deficiencies at these facilities was 61, reflecting a cumulative reduction of 75%. As of May 20, 1997, the equivalent number of deficiencies is 17. Company-wide, Unison's facilities had 129 surveys from government agencies during the period from January 1, 1997 through August 1, 1997. The average number of deficiencies cited during these reviews was four, compared to a national average of 5.7 in the states in which Unison operates. The Company has reduced substandard quality of care deficiencies from 5.7% of total surveys in 1996 to 1.2% in 1997, compared to a national average of 5.3% in 1997 in the states in which Unison operates.


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

COMPETITION


     Unison's facilities compete on a local and regional basis with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care providers. Many of these companies have greater financial and other resources than Unison and some are nonprofit or charitable organizations. No assurance can be given that Unison will have the resources to compete successfully with such companies. In addition, cost containment efforts, which encourage more efficient utilization of general acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute care hospitals have converted portions of their facilities to other purposes, including various types of long-term and subacute care. The Company believes that significant competitive factors include the quality and spectrum of care and services provided, the reputation of the medical personnel employed, the physical appearance of the facilities and, in the case of private-pay patients, the level of charges for services. Because the Company's facilities compete primarily on a local and regional basis, rather than on a national basis, the competitive position of the Company varies from facility to facility. The Company seeks to meet competition in each locality by improving the quality and types of services provided in and the appearance of its facilities, by establishing a reputation within the local medical communities for providing quality care, and by responding appropriately to regional variations in demographics and preferences. There is no price competition with respect to Medicare and Medicaid patients because revenues for services administered to such patients are based on strictly controlled fixed rates and cost reimbursement principles.


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


     The Company's strategy for its pharmacy services focuses on the expansion of services beyond dispensing tablet, capsule and liquid medications to include more intensive and higher margin IV therapy services, antibiotic and hydration therapies, pain management and chemotherapy. The Company seeks to meet its competition for pharmacy services by providing prompt, quality service.



     The Company competes for rehabilitation therapy business in the local markets where it provides long-term care services and where its outpatient clinics are located. Unison seeks to meet the competition in its local markets by providing quality patient care service and being responsive to the needs of its patients, healthcare facility customers, referral sources and payors.


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


     Unison believes that its facilities substantially comply with the various state licensure and Federal certification requirements applicable to them. However, in the ordinary course of its business, Unison sometimes receives notices of alleged deficiencies for failure to comply with regulatory requirements. Unison reviews such notices and attempts to take corrective action. Unison's facilities sometimes receive notices from state agencies which result in fines and/or the agencies taking steps to decertify the facilities from participation in Medicare and Medicaid programs. In one instance, Unison paid or agreed to pay monetary penalties totaling $134,225 (following reductions due to waiver of appeal rights) for violations of Medicare regulations and approximately $16,000 for violations of state regulations, and voluntarily terminated the participation of that facility in the Medicare program and transferred residents to other facilities. This instance involved Unison's Hillside Care Center located in Bonner Springs, Kansas. Hillside is currently closed and is one of the Disposition Facilities. Also in 1996 the Company received notices of monetary penalties related to two of its Texas facilities in the aggregate amount of approximately $168,000. These fines are currently being appealed. The Company has received no monetary penalties since November 1996.


     Certificates of Need. Many states (although not every state in which Unison operates) have adopted certificate of need or similar health planning laws which generally require prior state agency approval of certain acquisitions, new bed additions or services or capital expenditures. To the extent that such approvals are required for Unison to expand its operations or enter new geographic markets, Unison could be adversely affected by its inability to obtain the necessary approvals and could incur delays and expenses associated with obtaining such approvals. Currently, the states with certificate of need requirements in which the Company operates include Washington, Nevada, Michigan, Pennsylvania and Alabama. In addition, Colorado and Texas have placed moratoriums on bed additions.


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


     Under Medicare conditions of participation and some state licensure laws, Unison, because of its method of service delivery, is required to contract with healthcare providers, practitioners and suppliers, including hospitals, facilities, physicians, pharmacies and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to Unison, and Unison may refer, or be in a position to refer, patients to certain of these individuals or entities. The Health Insurance Portability and Accountability Act ("HR 3103"), which was signed by President Clinton on August 21, 1996, has for the first time established a procedure requiring the Secretary of the Department of Health and Human Services to issue advisory opinions concerning some activity punishable under federal healthcare fraud statutes. See "-- HR 3103". The section concerning advisory opinions did not take effect until six months after the date of enactment of HR 3103, and will sunset four years after the date of enactment. To the Company's knowledge, none of its patients were referred under practices which are in violation of HR 3103. Although Unison believes its practices are not in violation of these laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with Unison's practices.


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


     With the adoption of Rule 14, the Indiana reimbursement system changed from a true prospective payment system to a modified cost-based system. Base rates are now determined by actual costs in the base period subject to various line item limits. Rates for subsequent years are set at the lower of costs from the prior year or rates from the prior year inflated by the HCFA Skilled Nursing Facility Market Basket Index, subject to maximum allowable limits and various line item limits. This system has, over the last decade, resulted in an increase in annual reimbursement rates of approximately 6%. Rule 14 also precludes facility operators from billing separately for certain ancillary therapy services and non-routine medical supplies. The overall impact of Rule 14 reduced total Medicaid nursing facility payments in the initial year of adoption by $10 million statewide out of total prior year expenses of $720 million. The elimination of separate billing for supplies and therapies had a significant effect on certain facility operators who had relied heavily on this mechanism to underwrite operating losses from per diem rates. Rule 14.1, Rule 14.2 and legislation effective July 1, 1995 have made minor amendments which have generally increased certain line item limits. The implementation of Rule 14 has not had a material adverse impact on Unison's results of operations.


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

     The following table lists, by state, the nursing facilities operated by the Company as of March 31, 1997.


                                                         LICENSED                         MANAGED FOR
                                               NUMBER      BEDS      OWNED    LEASED    THIRD PARTIES(1)
                                               ------    --------    -----    ------    ----------------
Alabama......................................     2          189       --         2             --
Arizona......................................     7          685        3         4             --
Colorado.....................................     5          473        3         2             --
Idaho........................................     2          183       --         2             --
Indiana(2)...................................    12        1,074       --        12             --
Kansas.......................................     2          106       --         2             --
Michigan.....................................     2          307       --         1              1
Nevada.......................................     1           99       --         1             --
Pennsylvania.................................     1           74       --         1             --
Tennessee....................................     1           89       --        --              1
Texas(3).....................................    13        1,474       --        13             --
Washington...................................     2          187       --         2             --
                                                           -----      ---     -----            ---
                                                 --
Number of nursing facilities.................                           6        42              2
                                                 50
                                                                      ===     =====            ===
                                                 ==
Number of licensed beds......................              4,940      480     4,300            160
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


(3) On March 1, 1997, the company subleased three facilities in Texas with an aggregate of 368 licensed beds. The company also terminated the management contract for a facility in Florida with 150 licensed beds.


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

     The purported class periods asserted in these actions vary, with the broadest such period beginning December 18, 1995 (when Unison commenced the initial public offering of its stock (the "IPO")) and ending March 11, 1997 (when Unison announced the need for a restatement). The complaints in all these actions allege violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 thereunder in that the defendants allegedly knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition. Amended complaints in two of these actions (Grossman et al. v. Unison HealthCare Corporation et al. and Goldstein et al. v. Unison HealthCare Corporation et al.) also allege violations of Sections 11 and 15 of the Securities Act in that the registration statement covering, and the prospectus used in connection with the stock sold in, the IPO allegedly misleadingly touted Unison's "growth strategy" and ability to control costs while failing to disclose inadequacies in its accounting system. Two actions (Amothy Corp. v. Unison HealthCare Corporation et al. and Falkenstein v. Unison HealthCare Corporation et al.) also allege that the conduct allegedly giving rise to the alleged Exchange Act violations also violated the defendants' state law fiduciary duties as directors and officers. The individual defendants include Jerry M. Walker, Craig R. Clark and Paul J. Contris, at the time of their resignations in April 1997, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President-Acquisitions and Development, respectively, of the Company, and Bruce H. Whitehead and Phillip R. Rollins, currently Chairman of the Board and Executive Vice President and Chief Operating Officer, respectively, of the Company. The plaintiffs in these purported class actions seek compensatory damages in unspecified amounts plus interest, attorneys' fees and costs.



     In addition, an action styled Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Bruce H. Whitehead, Unison HealthCare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark and Paul J. Contris has been filed in the Superior Court of the State of California (County of Orange). Defendant John T. Lynch, Jr. is a member of the Board of Directors. Trouver Capital Partners, L.P. ("Trouver") is a private investment banking firm of which Mr. Lynch is a general partner, and Cruttenden Roth Inc. and Wheat First Butcher Singer are investment banking firms that are named individually and as representatives of a purported defendant underwriter class. The Orange County action is purportedly filed on behalf of all persons who acquired Unison Common Stock in the Company's IPO; it essentially alleges that in connection with the IPO, the defendants made positive statements in the prospectus and registration statement concerning the Company's prospects, for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. The plaintiff seeks compensatory damages in an unspecified amount as well as interest, attorneys' fees and costs and extraordinary, equitable and injunctive relief as permitted by law or equity.



     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage, that the ultimate disposition of these actions will not adversely affect its liquidity. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. The Company is also contractually obligated to indemnify the underwriters against such liabilities and expenses.



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



     The Company also reached agreement, in July 1997, with the plaintiff in an action styled Rehabworks, Inc. v. Unison HealthCare Corp., BritWill Investments-II, Inc. and Sunbelt Therapy Management Services, Inc., being Cause No. 366-1483-96 filed in the District Court of Collin County, Texas, and served on the Company in October 1996. The complaint in this action alleged that the Company was in arrears in the payment of fees for therapy services rendered of $1,031,000 and that, in addition, Unison breached a non-solicitation covenant in a contract with Rehabworks and tortiously interfered with Rehabworks' employment relationship with several of its former employees. The suit sought to recover such fees as well as damages of not less than $2,375,000 and exemplary damages of not less than $2,250,000, plus interest and attorneys' fees. Unison is obligated, under the terms of the agreement providing for the settlement of this action, to pay the plaintiff the principal amount of $1,029,000 plus interest at 11% per annum in 24 consecutive monthly installments commencing October 1, 1997.



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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     At March 31, 1997, there were approximately 98 holders of record of Unison's Common Stock. At the same date, the Company believes that approximately 1,300 additional stockholders held shares under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks. The Company's Common Stock has been traded on The Nasdaq Stock Market's National Market System under the symbol "UNHC" from December 19, 1995 to August 21, 1997. Effective August 22, 1997, pursuant to a waiver of the $3.00 per share initial inclusion bid price requirement, Nasdaq moved Unison's securities to The Nasdaq SmallCap Market because the Company does not currently satisfy the minimum tangible net asset requirement for the listing of its stock on the Nasdaq National Market System.


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
        Second quarter.......................   --       --      15 1/2   10 1/4   4 1/8   11 /16
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


ITEM 6.  SELECTED FINANCIAL DATA

                                     UNISON
           SELECTED HISTORICAL AND PRO FORMA COMBINED FINANCIAL DATA
                 (dollars in thousands, except per share data)

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994       1995(1)      1996       1996(2)
                                            ---------   ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA(3):
Total revenues............................  $   4,523   $   7,011   $  18,406   $  68,488   $ 148,674   $182,382
Expenses:
  Wages and related.......................      2,201       3,689       9,593      35,047      85,789     99,833
  Other operating.........................      1,727       2,629       6,462      24,032      64,771     71,664
  Rent....................................        155         206       1,406       6,673      15,658     15,613
  Interest................................         14          44         147       1,176       5,824     15,638
  Depreciation and amortization...........         88         157         286       1,311       4,561      7,500
  Impairment losses.......................         --          --          --          --       3,865      3,865
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Total expenses........................      4,185       6,725      17,894      68,239     180,468    214,113
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Income (loss) before income taxes.....        338         286         512         249     (31,794)   (31,731)
Income taxes (benefit)....................        100         177         172         132      (8,356)   (12,692)
                                            ---------   ---------   ---------   ---------   ---------   ---------
    Net income (loss).....................  $     238   $     109   $     340   $     117   $ (23,438)  $(19,039)
                                            =========   =========   =========   =========   =========   =========
Net income (loss) per share...............  $    0.13   $    0.06   $    0.19   $    0.05   $   (5.01)  $  (3.21)
Shares used in per share calculation......  1,806,164   1,806,164   1,806,164   2,280,213   4,676,037   5,929,037

                                                                 AT DECEMBER 31,
                                            ---------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994        1995        1996       1996(5)
                                            ---------   ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA(3):
  Cash and cash equivalents...............  $     169   $     199   $     306   $   6,169   $  17,409   $  4,865
  Working capital (deficiency)............        272         298       1,691        (927)    (13,955)   (14,855)
  Total assets............................        879       1,862       7,468      81,301     230,921    218,377
  Total debt..............................        163         259       2,623      26,737     157,138    143,794
  Stockholders' equity....................       (157)        (47)        736      20,903      11,689     12,489



                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                                     ACTUAL
                                            ---------------------------------------------------------   PRO FORMA
                                              1992        1993        1994       1995(1)      1996       1996(2)
                                            ---------   ---------   ---------   ---------   ---------   ---------
OTHER DATA:
  Skilled nursing facilities:(4)
    Number of facilities..................          4           6          16          45          54         48
    Number of licensed beds...............        436         671       1,621       4,629       5,455      4,818
    Patient days..........................         --      12,705     112,727     581,410   1,203,655   1,732,584

  Assisted living facilities:(4)
    Number of facilities..................         --           1           4           5           8          8
    Number of units.......................         --          30         104         229         320        320

  Sources of patient revenues:
    Medicare..............................         --         3.4%        9.1%       26.9%       29.5%      30.2 %
    Private pay...........................         --        13.8        32.4        17.2        17.0       18.1
                                            ---------   ---------   ---------   ---------   ---------   ---------
      Quality mix.........................         --        17.2        41.5        44.1        46.5       48.3
    Medicaid..............................         --        82.8        58.5        55.9        53.5       51.7
                                            ---------   ---------   ---------   ---------   ---------   ---------
         Total............................         --       100.0%      100.0%      100.0%        100%       100%
                                            =========   =========   =========   =========   =========   ==========



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

                               BRITWILL SEPARATE DATA

    HISTORICAL


     Rule 3-05 of Regulation S-X specifies that separate financial statements of an acquired business need not be presented once the operating results of the acquired business have been reflected in the audited financial statements of the registrant for a complete fiscal year unless the acquired business is of such significance to the registrant that omission of such financial statements would materially impair an investor's ability to understand the historical financial results of the registrant. At the date of acquisition, BritWill was of such significance to Unison as to be considered a predecessor company. Accordingly, BritWill's separate selected historical financial data is provided for the periods from 1992 to the date of acquisition.



     The selected historical financial data set forth below for the years ended December 31, 1992, 1993 and 1994 and the seven months ended July 31, 1995 are derived from BritWill's audited financial statements. The audited financial statements of BritWill for the one month ended July 31, 1995, the six months ended June 30, 1995 and the year ended December 31, 1994, together with the Notes thereto, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" applicable to BritWill's separate historical results and other financial information included herein.

                                          SEVEN MONTHS
                                              ENDED                      YEARS ENDED
                                            JULY 31,                    DECEMBER 31,
                                       -------------------     -------------------------------
                                        1994        1995        1992        1993        1994
                                       -------     -------     -------     -------     -------
                                           (UNAUDITED)                 (IN THOUSANDS)
    Revenues:
      Net patient....................  $29,098     $38,378     $27,107     $32,107     $53,801
      Other..........................      759         476          70         625         624
                                       -------     -------     -------     -------     -------
              Total revenues.........   29,857      38,854      27,177      32,732      54,425
    Expenses:
      Operating......................   22,666      28,333      15,162      23,483      40,037
      General and administrative.....    3,350       3,870       6,714       3,670       6,252
      Rent...........................    4,719       5,223       3,750       5,097       8,264
      Interest.......................      571         906       2,850         385         872
      Depreciation and
         amortization................      487         591         741         704         987
                                       -------     -------     -------     -------     -------
              Total expenses.........   31,793      38,923      29,217      33,339      56,412
                                       -------     -------     -------     -------     -------
    Income (loss) from operations....   (1,936)        (69)     (2,040)       (607)     (1,987)
    Other Income:
         Interest income.............       50         113         220          65          55
                                       -------     -------     -------     -------     -------
    Income (loss) before income
      taxes..........................   (1,886)         44      (1,820)       (542)     (1,932)
    Income taxes.....................       26          31          --          52          53
                                       -------     -------     -------     -------     -------
    Net income (loss)................  $(1,912)    $    13     $(1,820)    $  (594)    $(1,985)
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

     The following material should be read in conjunction with Unison's Consolidated Financial Statements and related notes thereto for the years ended December 31, 1994, 1995 and 1996. All references in this Item to years are to fiscal years ended December 31 of such year.

SIGNIFICANT EVENTS

- On September 30, 1996, Unison announced a plan to dispose of seven (subsequently increased to eight) underperforming nursing facilities and recorded a $3,865,000 nonrecurring charge for the 1996 third quarter. See "-- Acquisitions and Dispositions".

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

OVERVIEW


     From a financial performance standpoint, 1996 was a very disappointing year for Unison. The Company pursued in late 1995 and in 1996 an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel. As a result, the Company was compelled to announce on March 11, 1997, that it would restate its financial results for the nine months ended September 30, 1996 by an estimated $5,000,000 to $6,000,000. On May 12, 1997, after consultation with the Company's auditors, Unison announced that the restatement would be significantly higher than the previous estimate. Indeed, as finally reported, the restated pretax loss for the period was approximately $15,000,000.



     Adjustments to the nine-month statement of operations as originally reported resulted in (i) a decrease in revenues of $3,713,000; (ii) an increase in operating expenses (other than fixed costs) in the aggregate amount of $8,271,000; (iii) an increase in fixed costs (rent, interest, depreciation and amortization) amounting to $1,476,000; and (iv) an increase in impairment losses of $1,865,000. The decrease in revenues resulted primarily from adjustments to third party settlement receivables. These adjustments resulted from revisions to certain estimates used in the calculation of Medicare rates used to record revenues. The increase in operating expenses resulted primarily from (i) additions to reserves for doubtful accounts related to management fees receivable and patient accounts receivable; (ii) reserves for potential liabilities for gross receipts taxes and related penalties and interest; (iii) amortization of prepaid expenses; and (iv) previously unrecorded liabilities. The adjustments to increase fixed costs by $1,476,000 were comprised primarily of (a) additional rent expense related to escalating rent provisions in certain of the Company's facility leases; (b) adjustments to increase amortization expense, due in part to revisions to the amortization periods of certain intangible assets; and (c) the write-off of deferred financing charges. The adjustment to increase impairment losses resulted from an evaluation of the Company's long-lived assets in accordance with SFAS No. 121. The total provision for impairment losses as revised includes (1) adjustments to reduce the carrying value of certain long-lived assets to fair market value and (2) a provision for estimated losses on the disposition of facilities. See "-- Results of Operations."



     The Company has taken steps which it believes will remedy these problems and prevent them from recurring. Unison has curtailed its acquisition program and in April 1997 accepted the resignations of several of its principal officers, including its chief executive officer and chief financial officer. Several managers in accounting and finance have been replaced. The Company hired a new CEO in September 1997 and expects to name a new CFO before the end of 1997. In the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems.



     Unison believes that its core businesses remain fundamentally sound. Its nursing home occupancy levels and quality mix have shown improvement. Unison's quality of care as measured by levels of compliance in state health care surveys is high. Unison's ancillary services subsidiaries (providing therapy, pharmacy, Medicare Part B supply and laboratory services both to Unison facilities and those of independent nursing home companies) are profitable, recording pretax income in the aggregate amount of $1,893,000 in 1996. The Company is current in all of its loan and leasehold payment obligations. The Company has reduced its corporate cost structure, and is implementing revenue enhancement programs and expense controls in its nursing homes and ancillary services companies. The Company is focusing its marketing efforts on increasing occupancy levels and improving quality mix in order to increase revenues. See
"BUSINESS -- Operations." Unison is attempting to increase its ancillary services revenues, both in terms of acquiring contracts with nonaffiliated facilities and increasing the level of services to its existing patients. The Company is at the same time attempting to reduce costs without adversely impacting the quality of care it provides. With the recent implementation of new management reporting systems, the Company is better equipped to monitor and control its labor costs and other operating expenses. The Company also streamlined its corporate and regional office staff, laying off 26 employees. This, combined with attrition and the closure of the Signature corporate office, resulted in a 35% reduction in corporate staff, from 142 on December 31, 1996 to 92 on May 15, 1997. These initiatives are designed to improve both the Company's result of operations and its cash flows.

RISKS AND UNCERTAINTIES


     Risks and uncertainties that may impact future operating results and cash flows include those described below.


     High Leverage and Limited Capital Resources. At December 31, 1996, Unison had approximately $157,138,000 in total long-term indebtedness, which was approximately 93.1% of its total capitalization. It also has significant long-term operating lease obligations (approximately $15,492,000 for 1997 and $164,743,000 in the aggregate). All of Unison's cash flow and availability under its current line of credit, together with additional funds from sources yet to be developed, will be needed for the next year and beyond in order to satisfy its working capital, debt service and lease obligations. The Company anticipates that it will need at least $10,000,000 of additional outside financing to meet its cash flow requirements for the remainder of 1997. See "-- Liquidity and Capital Resources." The Senior Notes and Unison's other indebtedness and lease obligations include certain covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, the making of restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. For example, the Senior Notes generally limit Unison's debt incurrance to an amount equal to (1) the greater of $30 million of secured indebtedness or the sum of 60% of inventory plus 90% of accounts receivable and (2) the greater of $10 million of other indebtedness or 10% of Unison's consolidated net worth (in addition to indebtedness outstanding on October 31, 1996 after giving effect to the application of the proceeds from the Senior Notes and refinancings of such indebtedness) except when its Fixed Charge Coverage Ratio after incurring the indebtedness would be greater than 2 to 1 (2.25 after December 31, 1997). As of June 30, 1997, Unison had incurred approximately $17,490,000 of such secured and other indebtedness. Unison's ability over the near term to respond to unexpected obligations or revenue shortfalls or to other risks and uncertainties therefore is limited.



     Unison is a holding company and has no material assets or operations other than its investment in its subsidiaries. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured and joint and several basis by all of Unison's present subsidiaries and will be similarly guaranteed by any future subsidiaries. The guarantees rank senior to all subordinated indebtedness and rank pari passu in right of payment to all other indebtedness. As of June 30, 1997, the aggregate outstanding principal amount of senior indebtedness of Unison and its subsidiaries was approximately $154,957,000 (including the Senior Notes), of which approximately $33,098,000 was secured indebtedness that effectively ranked senior to the Senior Notes.



     Resignations of Executive Officers and Dependence on Skilled
Personnel. Three of Unison's executive officers, including its CEO and CFO, resigned in April 1997. The Company hired a CEO in September 1997 and expects to name a CFO before the end of 1997. Approximately 30 other personnel have also been laid off in an attempt to control overhead costs. In addition, several facility administrators have recently resigned. Although the resignations to date of senior managers is not expected to have a material adverse impact on Unison's results of operations, the loss of certain other key personnel could adversely affect Unison's results of operations and its ability generally to rebuild its financial health.



     Pending Securities Litigation. Unison and certain of its current and former directors and officers (among others) are named as defendants in several purported class action lawsuits following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, seven such claims have been filed in federal district court in Phoenix, Arizona. The purported class periods vary, with the broadest such class period beginning December 18, 1995 (when Unison commenced the IPO) and ending March 11, 1997 (when Unison announced the need for a restatement). The complaints in these actions allege violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 thereunder in that the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated, or misrepresented the capability of Unison's internal accounting systems to reliably record and reflect its financial condition. Amended complaints in two of these actions also allege violations of Sections 11 and 15 of the Securities Act in that the registration statement covering, and the prospectus used in connection with, the stock sold in the IPO allegedly misleadingly touted Unison's "growth strategy" and ability to control costs while failing to disclose inadequacies in its accounting systems. The individual defendants named in some or all of these actions are

Jerry M. Walker (the Company's former Chief Executive Officer), Craig R. Clark (the Company's former Chief Financial Officer), Paul J. Contris (the Company's former Executive Vice President of Acquisitions), Phillip R. Rollins (the Company's Chief Operating Officer) and Bruce H. Whitehead (Chairman of the Board).


     In addition, an action has been filed in the Superior Court of the State of California (County of Orange) against the Company and the aforesaid individuals, as well as John T. Lynch, Jr. (a member of the Board of Directors), Trouver Capital Partners, L.P. (a private investment banking firm of which Mr. Lynch is a general partner), Cruttenden Roth Inc. and Wheat First Butcher Singer (the latter two entities are investment banking firms that are named individually and as representatives of a purported defendant underwriter class). The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the IPO; it essentially alleges that, in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented.



     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against liabilities represented by the above described actions and related expenses. The Company is also contractually obligated, subject to certain conditions, to indemnify the underwriters against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of it insurance coverage, the ultimate disposition of these actions will not adversely affect its liquidity.



     Market Listing for Equity Securities and Access to Capital Markets. Unison does not currently satisfy the minimum tangible net asset requirement for the listing of its common stock on The Nasdaq Stock Market's National Market System where the stock had traded since the IPO. On August 20, 1997, the Company was advised by Nasdaq of its decision to move the Company's securities to The Nasdaq SmallCap Market, effective August 22, 1997, pursuant to a waiver to the $3 per share initial inclusion bid price requirement. The Company is unable to determine what effect, if any, the movement of its stock to the SmallCap Market will have on its ability to raise additional capital.



     History of Losses and Accumulated Deficit. Unison began operations in 1992. Since then, except for a small net profit in the fourth quarter of 1995 (and the pooling effect of the Ampro acquisition completed in October 1996), it has reported net losses for every period, culminating in a loss of $23,438,000 for 1996. Unison's future profitability will depend upon many factors, including its ability to reduce and control costs, its ability to integrate recently acquired operations, occupancy levels, government regulation and reimbursement policies, competition, its ability to attract and retain qualified personnel at competitive rates, the outcome of pending litigation and general economic conditions. While the Company has instituted revenue enhancement and cost containment programs and continues to work at integrating recent acquisitions, there can be no assurance that Unison will be profitable in the future.



     Acquisition-Related Risks; Increases in Intangible Assets. A key element of Unison's business strategy during 1995 and 1996 was to expand through the leasing of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary health care businesses or services. The acquisitions of BritWill, Signature, Sunbelt, RehabWest, and Ampro and the formation of Quest were in pursuance of this strategy. Acquisitions are inherently risky due to the possibility of unknown and unforeseen contingencies affecting the new businesses and due to costs of integrating acquired operations into the overall enterprise. These risks have impacted and may continue to impact Unison's financial performance. For example, difficulties in integrating acquired facilities within Unison's financial reporting and management information systems were a substantial factor contributing to the need to restate Unison's financial statements for the nine months ended September 30, 1996. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods. Although Unison has substantially curtailed its acquisition strategy, its corporate overhead increased during the second half of 1996 in the expectation that the number and size of acquisitions would continue to grow. This expansion has made it difficult to reduce costs in response to liquidity challenges. Unison's acquisitions have also resulted in material increases in its intangible assets. At December 31, 1996, the aggregate amount of Unison's net intangible assets, including lease operating rights, goodwill, deferred financing costs and other intangibles, was $142,212,000. This balance represents 61.6% of Unison total assets at December 31, 1996 and approximately 12.2 times its stockholders' equity. Amortization expense related to intangible assets is expected to amount to approximately $6,746,000 in 1997. In addition, should events occur that result in impairment of the Company's long-lived assets, such as unexpected increases in operating losses, the Company may in the future need to record a write-down of its lease operating rights or goodwill.


     Rate Increases on Senior Notes. Pursuant to the Senior Note Registration Rights Agreement, the interest rate payable on Unison's outstanding Senior Notes has temporarily increased from 12.25% to 13.50%, and it is subject to further increases at 90 day intervals (to a maximum rate of 14.25%) until a registration statement covering the Senior Notes (or Exchange Notes on the same terms) is filed and becomes effective with the Securities and Exchange Commission (the "Commission"). Unison delayed filing the required registration statement while it completed work on its financial statements for 1996. Whereas the Company made the filing on July 3, 1997, it has not yet become effective. Accordingly, further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are likely.



     Loan and Lease Covenant Violations. Although Unison is current on its payment obligations on its outstanding loans and facilities leases, it is not in compliance with certain covenants under mortgage loans with one lender for six of its health care facilities and with the agreements for 20 facilities leased from Omega and BritWill Texas. A waiver from Omega for these financial covenant violations expired April 12, 1997, and the Company and Omega are negotiating the terms of revised covenants for the future. See "-- Liquidity and Capital Resources." There can be no assurance, however, that such negotiations will be successfully concluded. An acceleration of Unison's obligations under any of its financial instruments or an actionable default under any of its facilities leases could have a material adverse impact on Unison.



     Reliance on Reimbursement from Government Sources. Unison is reimbursed under the Medicare program for its actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, Unison's costs for care delivered to Medicare patients in certain of its long-term and specialty health care facilities have exceeded the routine costs limits in the aggregate amounts of $1,800,000 and $2,260,000 in 1995 and 1996, respectively. The Company has filed exception requests with HCFA with respect to 1995 and has been granted interim routine cost limit exceptions in each of 15 responses received thus far. Exception requests for 1996 have not yet been filed. Unison's failure to recover excess costs or to obtain such exceptions could adversely affect Unison's results of operations.



     HCFA recently proposed rules applying salary equivalency guidelines to certain speech and occupational therapy services. The proposed rates for these services are lower than the Medicare reimbursement rates currently received by Unison for these services. For the year ended December 31, 1996, Unison's revenues and direct contribution from speech and occupational therapy services amounted to $14,917,000 and $5,725,000, respectively. Final rules are expected to be promulgated by the end of 1997. The Company is taking steps which it believes will help mitigate any adverse economic impact of these changes. There can be no assurance that future legislation, regulatory changes or interpretations of the regulations will not have a material adverse effect on the operations of the Company.



     In 1994, the state of Indiana adopted Rule 14, which changed Indiana's Medicaid reimbursement system from a true prospective payment system to a modified cost-based system. The new system has resulted in an increase in annual reimbursement rates of approximately 6%; however, Rule 14 also precludes facility operators from billing separately for certain ancillary therapy services and non-routine medical supplies. The Company understands that Rule 14 reduced total Medicaid nursing facility payments in the initial year of adoption by $10 million statewide out of total prior year expenses of $720 million. The implementation of Rule 14 has not had a material adverse impact on Unison's results of operations. See "BUSINESS -- Government Regulation."

ACQUISITIONS AND DISPOSITIONS


     On October 31, 1996, Unison acquired by merger Signature Health Care Corporation and four affiliated companies (collectively, the "Signature Mergers") for an initial aggregate purchase price of approximately $50,653,000 comprised of 1,509,434 shares of Unison Common Stock with a market value at October 31, 1996 of $12,453,000, approximately $37,054,000 in cash and promissory notes totaling approximately $1,146,000. In addition, in accordance with an adjustment provision of the Signature Merger Agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) and 238,052 shares of Unison common stock ($684,000 valued as of March 27, 1997). Signature operated 11 long-term care facilities and two assisted living facilities in Arizona and metropolitan Denver, Colorado. Unison also acquired RehabWest (a related rehabilitation company) for approximately $5,350,000 in cash. The Signature Mergers and the acquisition of RehabWest, referred to collectively as the "Signature Acquisition," were accounted for as a purchase.


     On October 31, 1996, Unison also acquired American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro")(the "Ampro Acquisition") in a pooling of interests transaction. The consideration paid for Ampro amounted to $4,942,000 which included: (a) cash of approximately $237,000;
(b) 540,000 shares of Unison Common Stock with a market value at October 31, 1996 of $4,455,000 and (c) a promissory note in the amount of $250,000 which has since been prepaid. Ampro operates medical laboratories in Texas, Missouri and Tennessee which, at March 31, 1997, provided testing services for 275 nursing homes and other healthcare facilities. Summarized results of operations of Ampro are as follows:

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

     On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance (the "Dispositions"). The plan includes the disposition of eight nursing facilities (the "Disposition Facilities"), two of which are closed, which do not meet Unison's operational or financial criteria due to inadequate Medicaid reimbursement, low occupancy rates or adverse local market conditions. Unison also recorded a nonrecurring charge of $3,865,000 for the quarter ended September 30, 1996 to record impairment of long-lived assets and to establish reserves for costs to dispose of the Disposition Facilities. Four of these facilities were subleased to an unrelated party effective March 1, 1997 and the other four are held for disposition. Results of operations of the Disposition Facilities were as follows:

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
                                                          =====    =====    =====      =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995


     Unison recorded a net loss of $23,438,000 in 1996 and net income of $117,000 in 1995. Loss before taxes amounted to $31,794,000 in 1996 compared to pretax income in 1995 of $249,000. The pretax loss in 1996 is primarily attributable to: (i) provisions for doubtful accounts related to management fees and patient and other receivables in the aggregate amount of $2,713,000; (ii) a provision for impairment of long-lived assets and the Dispositions amounting to $3,865,000; (iii) gross receipt taxes, interest, and various penalties of approximately $3,565,000; (iv) accrued accounting, legal and other professional fees relating to 1996 matters of $1,300,000; (v) loan transaction costs and fees for debt which has been paid off and acquisition costs of $1,762,000; (vi) increased corporate salary costs from $2,838,000 in 1995 to $5,340,000 in 1996;
(vii) a litigation settlement amounting to $725,000; and (viii) losses from nursing home operations of approximately $10,882,000, of which $3,215,000 were from the Disposition Facilities. The majority of the charges to income which resulted in the net loss were identified during the course of the 1996 audit examination and were also included in the restated results of operations for the nine months ended September 30, 1996. The losses from nursing home operations in 1996 were due primarily to an average occupancy rate of 77.0% and controllable costs which exceeded budgets. In 1997, the Company implemented revenue enhancement and expense control initiatives which are designed to improve the operating results of its nursing homes. See "-- Overview".


     Revenues. Revenues were $148,674,000 in 1996 compared to $68,488,000 in 1995. The $80,186,000 increase is due primarily to revenues from patient services which increased from $64,947,000 in 1995 to $146,379,000 in 1996. Patient days increased from 613,000 in 1995 to 1,235,000 in 1996. Of the increase in net patient service revenues, (i) approximately $54,681,000 is attributable to the increase in the number of facilities operated, including a full year of operations of the 28 facilities acquired in the BritWill Acquisition on August 10, 1995 and 13 facilities with the Signature Acquisition on October 31, 1996; (ii) approximately $18,741,000 is due to the acquisitions of institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities; and (iii) the balance is due to increases in the Company quality mix and census. Other operating revenues decreased to $2,295,000 in 1996 from $3,541,000 in 1995 due primarily to the decrease in managed facilities from eight at December 31, 1995 to three at December 31, 1996.


     Wages and Related. Wages and related expense increased 144.8% from $35,047,000 in 1995 to $85,789,000 in 1996 and as a percentage of revenues from 51.2% in 1995 to 57.7% in 1996. The dollar increase is due primarily to the increase in the number of leased facilities operated and an increase in corporate salaries due to Unison's acquisition program during 1996 and accounting and information system conversions. The percentage increase is due primarily to the acquisition of therapy companies which have an inherently higher percentage of salaries to revenues than long-term care providers and an increase in corporate and regional overhead.



     Other Operating. Other operating expenses increased 169.5% from $24,032,000 in 1995 to $64,771,000 in 1996, or 43.6% of revenues in 1996 compared to 35.1% in 1995. The dollar and percentage increases are due primarily to (i) an increase in the number of facilities operated; (ii) an increase in the provision for doubtful accounts related to management fees and other receivables in the aggregate amount of $2,713,000; (iii) a litigation settlement amounting to $725,000; (iv) gross receipt taxes, interest, and various penalties of approximately $3,565,000; and (v) an increase in corporate operating expenses in 1996, due in part to loan transaction costs and fees for debt which has been paid off and professional fees associated with litigation and the restatement of financial results for the nine months ended September 30, 1996. The provision for doubtful accounts for 1996 relates to patient accounts receivable, management fees receivable and other miscellaneous receivables. The provision for doubtful patient accounts receivable was determined by analyzing the aged accounts receivable detail by facility and payor type and the collectability of each account based on the facts and circumstances of each category of receivable. The provision for doubtful accounts related to management fees and other receivables was determined by analyzing individual account balances for collectability including a review of subsequent collections. The majority of these receivables were outstanding in excess of one year.



     Unison's Indiana and Washington facilities are subject to a gross receipts tax based on a percentage of each facility's gross revenues. In late 1996, the Company determined that gross receipts taxes had not been paid to the state of Indiana related to facilities acquired from BritWill for fiscal years 1993 through 1995. Accordingly, the Company recorded a liability for these taxes including estimated interest and penalties.


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


     Impairment Losses. In 1996, Unison incurred operating losses and shortfalls of cash from operations. The Company also announced the planned disposition of the eight Disposition Facilities. Of these Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets including property and equipment, goodwill, lease operating rights and other intangible assets for impairment in accordance with SFAS No. 121. Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of Unison's long-lived assets exceeded such undiscounted cash flows. Accordingly, Unison then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining weighted average useful lives of the assets, earnings history, and a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value. Unison determined that the fair value of certain assets was less than the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3,865,000. Included in this amount is the estimated cost to sublease and exit from the Disposition Facilities.



     Income Tax Expense (Benefit). Unison recorded an income tax credit for 1996 amounting to $8,356,000, or 26.3% of pretax loss of $31,794,000. The effective tax rate is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax; and (iii) the valuation allowance established against deferred tax assets. The Company recorded a valuation allowance at December 31, 1996 amounting to $1,528,000 against tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. The valuation allowance was established due to the uncertainty of the ultimate realization of these tax benefits based upon past performance and expiration dates. The Company will recognize these benefits only as reassessment demonstrates that they are realizable. Unison recorded a tax provision in 1995 of $132,000, or 53.0% of pretax income.


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

BRITWILL HISTORICAL

     Separate financial statements of an acquired business ordinarily need not be presented once the operating results of the acquired business have been reflected in the audited financial statements of the acquiring company for a complete fiscal year unless the acquired business is of such significance to the registrant that omission of such financial statements would materially impair an investor's ability to understand the historical financial results of the acquiring company. At the date of acquisition (August 10, 1995), BritWill was of such significance to Unison as to be considered a predecessor company. Accordingly, the following discussion of BritWill's historical results of operations is provided on a comparative basis for the year ended December 31, 1994 and the seven months ended July 31, 1995.

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


     Net accounts receivable increased 56.1%, or $10,284,000, to $28,608,000 as of December 31, 1996 from $18,324,000 at December 31, 1995. Of this increase, $13,522,000 is primarily attributable to accounts receivable of operations acquired subsequent to December 31, 1995 offset by the increase in the allowance for doubtful accounts.



     The allowance for doubtful accounts increased as a percentage of receivables from 4.1% at December 31, 1995 to 11.7% at December 31, 1996. This increase is the result of the adjustments described in "-- Results of Operations" as well as the higher proportion of bad debt reserves recorded by acquired companies. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues as well as the timing of payments by private and third-party payors.



     Accrued expenses increased 132%, or $12,199,000, to $21,437,000 as of December 31, 1996 from $9,238,000 at December 31, 1995 primarily as a result of
(i) accrued expenses of companies acquired in 1996 amounting to $6,776,000; (ii) accrued gross receipts taxes, interest and various penalties amounting to $3,565,000; (iii) accrued interest in the amount of $2,871,000, primarily related to the Senior Notes; and (iv) a liability in the amount of $2,511,000 for additional purchase consideration paid in March 1997 to the former owners of Signature in accordance with an equity adjustment provision of the Signature merger agreements.



     On October 31, 1996, Unison completed the private placement of $100,000,000 of its Senior Notes. The net proceeds to Unison amounting to $94,550,000 were used to complete the Signature Acquisition and the Ampro Acquisition and prepay certain debt and contingent obligations as described below. Excess proceeds of approximately $15,500,000 were used for acquisitions and working capital. The stated interest rate of 12 1/4% per annum is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Commission within specified time periods. As of December 31, 1996, the interest rate on the Senior Notes was 12.75% and as of September 12, 1997 the interest rate is 13.50%. The interest rate is subject to further increases of 0.25% every 90 days thereafter (up to a maximum rate of 14 1/4%) until such registration becomes effective.


     In January 1997, Unison repaid with proceeds from the Senior Notes the $8,000,000 subordinated note payable to the former BritWill shareholders (the "Subordinated Note") and $1,750,000 of the contingent obligation due to the former BritWill shareholders (the "Additional Payment Obligation"). Thereafter, Unison's remaining obligation associated with the BritWill Acquisition is the balance of the Additional Payment Obligation amounting to $9,750,000. The Additional Payment Obligation is payable in monthly installments of $99,000 to $166,000, which includes interest at 12.0% to 14.0%, with a balloon payment of $8,146,000 due August 9, 2000. Because these payments are contingent upon revenue targets that, in light of recent acquisitions, are likely to be achieved, the Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheet at December 31, 1996. Although this does not change the amount of cash due to the former BritWill shareholders, Unison will record an increase in amortization and interest expense in 1997 in the aggregate amount of approximately $1,600,000. In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10,000,000, the remaining balance of the Additional Payment Obligation will be due in full.


     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000 and a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 during 1996 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least
1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, Unison's consolidated net worth was $11,689,000 as of December 31, 1996 and, accordingly, the Company was not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,640,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe that a declaration of default will occur, it is considering a refinancing of the Mortgage Note as discussed below.


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

     Unison's minimum annual contractual commitments for leaseholds and principal and interest on debt are expected to be as follows:


                                                     LONG-TERM        OPERATING         TOTAL
                                                        DEBT           LEASES        OBLIGATIONS
                                                    ------------     -----------     ------------
Year ending December 31,
  1997............................................  $ 43,857,000     $15,492,000     $ 59,349,000
  1998............................................    20,878,000      15,591,000       36,469,000
  1999............................................    19,268,000      15,362,000       34,630,000
  2000............................................    25,793,000      14,727,000       40,520,000
  2001............................................    16,499,000      13,975,000       30,474,000
  Thereafter......................................   177,071,000      89,596,000      266,667,000



     Unison finances its working capital needs with cash provided by its operations and draws under a $10,000,000 revolving credit facility. Borrowings under this credit facility currently bear interest at the prime rate plus 4.0% and are secured by certain of Unison's eligible accounts receivable. On October 31, 1996, Unison repaid the outstanding balance of $8,900,000 (plus $200,000 of fees) with proceeds from the Senior Notes. There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until December 31, 1997. At July 31, 1997, $8,333,000 (the maximum amount available based on current levels of collateral) was outstanding under this line of credit with interest at 12.5% per annum.



     The Company believes that, absent additional financing, its cash flows from operations and draws under its existing $10,000,000 line of credit will not be sufficient to meet all of its debt service requirements in 1997, aggregating approximately $27,000,000 for the period July through December 1997. This amount includes the payment of interest on the Senior Notes of approximately $6,700,000 and the scheduled repayment of borrowings under the revolving line of credit in the estimated amount of approximately $8,000,000.



     In late July 1997, the Company completed development of a recapitalization plan designed to: (i) reduce its costs of capital and operating expenses to improve operating results; (ii) provide short-term and long-term liquidity; and
(iii) restructure its balance sheet and increase stockholders' equity. The key elements of the plan include: (i) reductions in controllable costs as described in "-- Overview"; (ii) hiring a new CEO and CFO; (iii) obtaining a new revolving line of credit in the amount of at least $15,000,000(as described below); (iv) obtaining a term loan and completing a mortgage refinancing transaction in the aggregate amount of approximately $60,000,000(as described below); and then, (v) depending on market conditions, an equity infusion. A financing proposal has been distributed to potential lenders and initial negotiations are taking place.



     The proposed new revolving line of credit will be secured by the Company's eligible accounts receivable. Proceeds from this credit facility will be used to repay borrowings under the current line of credit with the balance of $6-$7 million available for debt service and other working capital requirements.



     As part of the Signature Acquisition, Unison acquired the land and buildings of six facilities. The Company is seeking to replace the existing Mortgage Note on these facilities or to refinance the mortgage in conjunction with a term loan facility. Management believes that the current fair market value of these facilities is in excess of $50,000,000. The balance of the Mortgage Note at July 31, 1997 is approximately $18,534,000. The excess proceeds from the sale of these facilities would be available to repay other higher-rate debt and for working capital. The Company is also requesting an additional $30,000,000 under a seven-year term loan facility secured by certain of the Company's assets including stock of subsidiaries. This term loan may require the consent of the holders of the Senior Notes. Proceeds from this credit facility would be used primarily to pay down higher-rate debt. In connection with this term loan financing, Messrs. Kremser and Whitehead have agreed to purchase an additional $3,000,000 worth of shares of Unison Common Stock which will provide additional working capital and liquidity.

     If the Company completes the recapitalization plan outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and the write-off of deferred financing costs related to the obligations which are proposed to be paid off.



     The Company desires to complete the line of credit and term loan financing transactions in the fourth quarter of 1997. Market conditions permitting, it expects to then seek to raise additional equity through the private placement of stock. Proceeds from the sale of stock would be used to expand Unison's ancillary businesses and for working capital. The Company believes that implementation of its recapitalization plan, if successful, will provide Unison with the liquidity it needs in 1997 and beyond. There can be no assurance, however, that the desired financings will be completed, or if completed, will be on terms that are favorable to Unison and its shareholders.


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

     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At December 31, 1996, Unison was not in compliance with many of these covenants. At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios. Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega waived noncompliance by Unison, through April 12, 1997, of the violations of the financial covenants related to both Unison's leases with Omega and the BritWill Texas Leases. The Company is not in compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. Although discussions with Omega are ongoing, there can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the year ended December 31, 1996 as a result of the Company's covenant defaults on its debt and lease agreements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     As described more fully under "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, in March 1997 the Company determined it to be necessary to restate its operating results for the nine months ended September 30, 1996. Unison's independent directors thereupon took steps to reorganize the financial and executive leadership of the Company. In connection with these changes, Messrs. Walker, Clark and Contris resigned as executive officers, directors and employees of the Company. David A. Kremser, a Unison director who served as president and CEO of Signature until it was acquired by Unison in October 1996, was appointed the Chairman of the Executive Committee of the Board of Directors in March 1997, thereby serving as the Company's chief executive officer and chief financial officer until September 8, 1997.


     The following table sets forth certain information with respect to the current directors and executive officers of the Company.


              NAME                 AGE              POSITION WITH THE COMPANY
---------------------------------  ----    --------------------------------------------
Michael A. Jeffries..............    47    President and Chief Executive Officer
Phillip R. Rollins...............    39    Executive Vice President-Operations,
                                           Chief Operating Officer, Director
James A. Rice....................    50    Executive Vice President, General Counsel
                                           and   Secretary
L. Robert Oberfield..............    59    President, Quest Pharmacies, Inc.
Paul G. Henderson................    41    President, Sunbelt Therapy Management
                                           Services, Inc.
Terry Troxell....................    46    Senior Vice President - Clinical Operations
William G. Allen, Jr.............    46    Senior Vice President - Operations
Clayton Kloehr...................    40    Senior Vice President and Treasurer
Bruce H. Whitehead(1)............    44    Chairman of the Board, Director
David A. Kremser(1)(3)(4)........    49    Director
John T. Casey(2)(3)..............    51    Director
Tyrrell L. Garth(2)..............    48    Director
John T. Lynch, Jr.(1)(3).........    49    Director
Mark W. White(2)(3)..............    57    Director


---------------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.


(4) Mr. Kremser became a director of Unison upon the closing of the Signature Acquisition. Since March 1997, Mr. Kremser has served as Chairman of the Executive Committee of the Board of Directors.



     Michael A. Jeffries, 47, has served as President and Chief Executive Officer of Unison since September 8, 1997. From 1989 to August 1997, Mr. Jeffries was Senior Vice President and a Director of Horizon/ CMS Healthcare, a publicly traded long-term care company. From 1983 to 1989, Mr. Jeffries was employed by Beverly Enterprises, the nation's largest long-term care company, most recently as Senior Vice President, Operations. Prior thereto Mr. Jeffries was the Director of Operations and Chief Financial Officer of Mid-America Nursing, a regional nursing home system in Kansas.


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


     James A. Rice, 50, has served as Executive Vice President, General Counsel and Secretary of Unison since June 5, 1997. From 1995 to June 1997, when he joined Unison, he was Special Counsel to Kaiser Foundation Health Plan, Inc., an operator of prepaid health plans. From 1983 to 1995, Mr. Rice was an attorney in private practice. From 1979 to 1983, Mr. Rice was Vice President, Associate General Counsel and Assistant Secretary of American Medical International, Inc., a publicly traded hospital management company. Mr. Rice is a Certified Administrator of Residential Care Facilities for the Elderly in California.


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


     Clayton Kloehr has served as Senior Vice President and Treasurer of Unison since July 1, 1997. From August 1995 through June 30, 1997, Mr. Kloehr provided financial consulting services to Unison. From February 1995 until August 1995, Mr. Kloehr was BritWill's Treasurer. During the 14 years prior thereto Mr. Kloehr was employed by Placid Oil Company, a privately held oil exploration and production company based in Dallas, Texas, most recently as a Manager of Treasury Operations.


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


     John T. Lynch, Jr., 49, has been a director of Unison since June 1992. Mr. Lynch was also a director of BritWill between 1992 and its acquisition by Unison in 1995. In January 1990, he co-founded Trouver Capital Partners, L.P. ("Trouver"), a private investment banking firm and serves as one of its general partners. Mr. Lynch was Managing Director and a member of the Health Care Finance Group of Furman Selz Incorporated, and was Managing Director and head of the Health Care Finance Group at Thomson McKinnon Securities, Inc. and Dean Witter Reynolds Inc. for the period 1980 through 1990.


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

                         SUMMARY COMPENSATION TABLE (1)

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                        ANNUAL           ------------
                                                     COMPENSATION         SECURITIES
                                                  -------------------     UNDERLYING
                                                   SALARY      BONUS     OPTIONS/SARS     ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR      ($)         ($)         (#)(2)       COMPENSATION
----------------------------------------  ----    --------    -------    ------------    ------------
Jerry M. Walker,........................  1996    $275,000    $41,250        33,924
  President, Chief Executive Officer(3)   1995     200,000    $37,500        33,924
                                          1994     161,952
Phillip R. Rollins,.....................  1996    $220,000    $33,000        73,924
  Executive Vice President -              1995     200,000     30,000        33,924
  Operations, Chief Operating Officer     1994     138,515

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                        ANNUAL           ------------
                                                     COMPENSATION         SECURITIES
                                                  -------------------     UNDERLYING
                                                   SALARY      BONUS     OPTIONS/SARS     ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR      ($)         ($)         (#)(2)       COMPENSATION
----------------------------------------  ----    --------    -------    ------------    ------------
Craig R. Clark,.........................  1996    $220,000    $33,000       133,924
  Executive Vice President,               1995     184,373     30,000        33,924        $175,000(5)
  Chief Financial Officer                 1994      14,231     20,000                        88,250(6)
  and Chief Accounting Officer(4)
Paul J. Contris,........................  1996    $220,000    $33,000        65,443
  Executive Vice President -              1995     200,000     30,000        33,924
  Acquisitions and Development(7)         1994     138,515
L. Robert Oberfield,....................  1996    $136,800                   16,185
  President, Quest Pharmacies, Inc.       1995      64,000                    6,185

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

                     OPTION GRANTS IN LAST FISCAL YEAR (1)


     The following table sets forth information about stock option grants during the last fiscal year to the past and present executive officers named in the Summary Compensation Table.


                                             INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                            ----------------------------------------------------             VALUE
                                              PERCENT OF                               AT ASSUMED ANNUAL
                                                TOTAL                                        RATES
                               NUMBER OF       OPTIONS                                   OF STOCK PRICE
                              SECURITIES      GRANTED TO   EXERCISE                       APPRECIATION
                              UNDERLYING      EMPLOYEES    OR BASE                     FOR OPTION TERM(2)
                            OPTIONS GRANTED   IN FISCAL     PRICE     EXPIRATION     ----------------------
           NAME                 (#)(1)           YEAR       ($/SH)       DATE         5% ($)       10% ($)
--------------------------  ---------------   ----------   --------   ----------     --------      --------
Jerry M. Walker...........       33,924(3)       4.97%       $9.00     8/10/2005     $192,012      $486,595
Phillip R. Rollins(5).....       33,924(3)       4.97         9.00     8/10/2005      192,012       486,595
                                 40,000(4)       5.86         9.50      9/6/2006      238,980       605,622
Craig R. Clark............       33,924(3)       4.97         9.00     8/10/2005      192,012       486,595
                                 60,000          8.79         9.00      9/6/2006      339,603       860,621
                                 40,000(4)       5.86         9.50      9/6/2006      238,980       605,622
Paul J. Contris...........       33,924(3)       4.97         9.00     8/10/2005      192,012       486,595
                                 40,000(4)       5.86         9.50      9/6/2006      238,980       605,622
L. Robert Oberfield(5)....        6,185(3)        .91         9.00     8/10/2005       35,007        88,716
                                 10,000(4)       1.46         9.50      9/6/2006       59,745       151,406


---------------

(1) Consists entirely of stock options. In connection with their resignations, Messrs. Walker, Contris and Clark relinquished their options. Includes options granted in 1995 that were repriced in 1996.



(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the repriced exercise price and sold on the last day of its term at the appreciated price.



(3) These options were granted in 1995 with an exercise price of $10.00 per share and were repriced in January 1996 to $9.00 per share, which was the IPO price. The percent of total options granted to employees in fiscal year is based on 270,541 total grants issued in 1995 and repriced in 1996 plus 412,412 new grants in 1996.



(4) These options were granted with an exercise price of $13.75 per share and were repriced in December 1996 to the current market value of $9.50 per share, which was the market value of the shares on the date of repricing. The percent of total options granted to employees in the fiscal year is based on 412,412 total grants in 1996 plus the 270,541 shares granted in 1995 that were repriced in 1996.



(5) Mr. Rollins' options are exercisable 50% after one year after the grant and 100% two years after the grants. Mr. Oberfield's options are exercisable over a period of four years from the grant date. The options granted to and held by Messrs. Walker, Clark, and Contris were terminated in connection with their resignations from the Company without being exercised.

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

COMPENSATION OF DIRECTORS


     The nonemployee directors of Unison receive an annual retainer of $10,000 plus $1,000 for each Board and Committee meeting attended and reimbursement of expenses. In addition they are entitled to participate in the Option Plan. Nonemployee Directors are entitled to receive annual option grants, in respect of 15,000 shares (17,500 shares in the case of the Chairman of the Board) for 1996 and at each subsequent annual meeting of stockholders, at market value on that date. Each automatic grant becomes exercisable 50% one year after the grant and 100% two years after the grant and has a term of ten years, subject to earlier termination following the optionee's removal from the Board of Directors for cause. Directors who are also executive officers of Unison receive no additional compensation for serving on the Board of Directors. Mr. Kremser receives compensation pursuant to a services agreement described elsewhere herein. As compensation for services on the Executive Committee, Mr. Lynch will receive an additional $15,000 per month.


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


     - Mr. Garth's company, Cheyenne Capital, received consulting fees of $24,000 per year from Unison in connection with the start-up and oversight of nine facilities acquired in the BritWill Acquisition which were previously owned by Mr. Garth. The consulting agreement was terminated on December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information regarding the beneficial ownership of Unison Common Stock at July 7, 1997 with respect to (i) each person known to Unison to own beneficially more than five percent of the outstanding shares of Unison Common Stock, (ii) each director of Unison, (iii) each of the executive officers listed in the Summary Compensation Table set forth herein and
(iv) all directors and executive officers of Unison as a group.



                                                                         SHARES BENEFICIALLY
                                                                              OWNED(1)
                                                                     ---------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                      NUMBER             PERCENT
-------------------------------------------------------------------  ---------           -------
David A. Kremser(2)................................................  1,540,431            23.80%
Bruce H. Whitehead(3)..............................................    477,335             7.41
U.S. Bancorp(4)
  111 SW Fifth Avenue
  Portland, Oregon 97204...........................................    369,100             5.75
Jerry M. Walker(5).................................................    287,946             4.48
Phillip R. Rollins(6)..............................................    364,098             5.62
Paul J. Contris(7).................................................    107,000             1.67
John T. Lynch, Jr.(8)..............................................    214,331             3.30
Craig R. Clark(9)..................................................     38,022                *
Mark W. White(10)..................................................     19,788                *
Tyrrell L. Garth(11)...............................................     16,746                *
John T. Casey(12)..................................................     18,746                *
L. Robert Oberfield(13)............................................      8,961                *
All executive officers and directors as a group (16 persons)(17)...  3,183,373            47.63


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


 (2) Includes 1,490,431 shares of Unison Common Stock issued to Mr. Kremser in the Signature Acquisition, including additional shares issued to him as part of the Equity Adjustment Amount, and 50,000 shares issuable pursuant to vested options. Excludes 35,000 shares issuable upon exercise of options which will vest in December 1997 and thereafter.



 (3) Includes 458,089 shares of Unison Common Stock issued to Whitehead Family Investments, Ltd. ("WFI") upon conversion of the Convertible Debenture issued to the former shareholders of BritWill as partial payment of the purchase price for the BritWill Acquisition. Mr. Whitehead has sole voting and investment power with respect to the shares held by WFI. Does not include 31,250 shares of Unison Common Stock issuable upon exercise of outstanding options which will vest in August 1998 and thereafter. Includes 19,246 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.


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



 (6) Currently 132,759 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition. Does not include 50,000 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1998 and thereafter. Includes 53,924 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (7) Currently 86,294 of these shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition.



 (8) Includes 10,140 shares of Unison Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Excludes 27,500 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1998 and thereafter. Includes 66,746 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



 (9) Mr. Clark currently shares investment power over these shares with Bruce H. Whitehead, which are pledged to secure payment of the deferred purchase price for the BritWill Acquisition.



(10) Includes 3,042 shares of Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Does not include 27,500 shares of Common Stock issuable upon exercise of options which will vest in August 1998 and thereafter. Includes 16,746 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(11) Does not include 27,500 shares of Unison Common Stock issuable upon exercise of options which will vest in August 1998 and thereafter. Includes 16,746 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.



(12) Includes 16,746 shares of Unison Common Stock issuable upon the exercise of immediately exercisable options, but does not include another 27,500 shares issuable upon exercise of options that will vest in August 1998 and thereafter.



(13) Does not include 8,474 shares of Unison Common Stock issuable upon exercise of options which will vest over a period beginning in August 1998. Includes 6,711 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(14) Includes a total of 264,887 shares of Unison Common Stock issuable upon exercise of immediately exercisable options (including those described in the preceding footnotes) and the shares owned by Messrs. Walker, Contris and Clark notwithstanding they are no longer serving as executive officers.


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


     Mr. Oberfield, one of Unison's executive officers, serves as the president and is the minority shareholder of its Quest subsidiary. He receives compensation based in part upon the earnings of the subsidiary. The Shareholders Agreement between Mr. Oberfield and the Company contains a put and call feature whereby, beginning May 1, 1998 and each May thereafter (the "Trigger Date"), Unison may require Mr. Oberfield to sell his stock in the subsidiary (the "Quest Stock") to Unison or Mr. Oberfield may require Unison to purchase his Quest Stock. The price of the shares of Quest Stock will be determined as (a) 100% of the price/earnings ratio of Unison's Common Stock as of the applicable Trigger Date multipled by (b) an annualized estimate of Quest's consolidated net income (based on earnings for the three-month period immediately preceding the Trigger
Date) multiplied by (c) Mr. Oberfield's percentage share (currently 25%) of the total outstanding Quest Stock (currently 10,000 shares). Consideration for the Quest Stock may be in the form of cash, promissory note, or, at Mr. Oberfield's option, shares of Unison Common Stock.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. FINANCIAL STATEMENTS.


                                                                                        PAGE
                                                                                        ----
UNISON HEALTHCARE CORPORATION
Report of Independent Auditors........................................................   F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995..........................   F-5
Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and
  1994................................................................................   F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December
  31, 1996, 1995, and 1994............................................................   F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................   F-8
Notes to Consolidated Financial Statements............................................   F-9

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors........................................................  F-29
Report of Independent Accountants.....................................................  F-30
Consolidated Balance Sheet as of June 30, 1995........................................  F-31
Consolidated Statements of Operations for the year ended December 31, 1994, six months ended June 30, 1995 and one month ended July 31, 1995...............................  F-32
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994 and six months ended June 30, 1995..................................................  F-33
Consolidated Statements of Cash Flows for the year ended December 31, 1994, six months ended June 30, 1995 and one month ended July 31, 1995...............................  F-34
Notes to Consolidated Financial Statements............................................  F-35


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



                                          Unison HealthCare Corporation



                                          By: /s/  MICHAEL A. JEFFRIES


                                            ------------------------------------

                                                    Michael A. Jeffries


                                               President and Chief Executive
                                                           Officer


                                              (Principal Executive Officer)



                                          Date:     September 12, 1997


                                          --------------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                PAGE
                                                                                                -----
1.  FINANCIAL STATEMENTS

UNISON HEALTHCARE CORPORATION
Report of Independent Auditors................................................................    F-2
Report of Independent Auditor.................................................................    F-3
Report of Independent Auditor.................................................................    F-4
Consolidated Balance Sheets as of December 31, 1996 and 1995..................................    F-5
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994....    F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31,
  1996, 1995 and 1994.........................................................................    F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....    F-8
Notes to Consolidated Financial Statements....................................................    F-9

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors................................................................   F-29
Report of Independent Accountants.............................................................   F-30
Consolidated Balance Sheet June 30, 1995......................................................   F-31
Consolidated Statements of Operations for the year ended December 31, 1994, six months ended
  June 30, 1995 and one month ended July 31, 1995.............................................   F-32
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994 and the
  six months ended June 30, 1995..............................................................   F-33
Consolidated Statements of Cash Flows for the year ended December 31, 1994, six months ended
  June 30, 1995 and one month ended July 31, 1995.............................................   F-34
Notes to Consolidated Financial Statements....................................................   F-35
2.  FINANCIAL STATEMENT SCHEDULES

UNISON HEALTHCARE CORPORATION
Schedule II Valuation and Qualifying Accounts.................................................    S-1

BRITWILL HEALTH CARE COMPANY
Schedule II Valuation and Qualifying Accounts.................................................    S-2

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Unison HealthCare Corporation:


     We have audited the accompanying consolidated balance sheets of Unison HealthCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the consolidated financial statements of American Professional Holding, Inc. (Ampro) and Memphis Clinical Laboratory, Inc. (Memphis), which statements reflect total assets constituting 5% at December 31, 1995 of the related consolidated totals, and which reflect net operating revenues constituting approximately 11% and 33% and net income constituting approximately 123% and 121% of the consolidated totals for each of the two years in the period ended December 31, 1995, respectively. Those statements and the data relating to Ampro and Memphis included in the schedules as they relate to December 31, 1995 and each of the two years in the period ended December 31, 1995, listed in the index at Item 14(a) were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Ampro and Memphis, is based solely on the report of the other auditors.


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

                                          ERNST & YOUNG LLP
Phoenix, Arizona
May 16, 1997

                         REPORT OF INDEPENDENT AUDITOR



The Board of Directors


American Professional Holding, Inc.



     We have audited the accompanying consolidated balance sheets of American Professional Holding, Inc. as of December 31, 1994 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.



     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Professional Holding, Inc. at December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ronald H. Ridgers, P.C.


Richardson, Texas


March 30, 1996

                         REPORT OF INDEPENDENT AUDITOR



The Board of Directors


Memphis Clinical Laboratory, Inc.



     We have audited the accompanying balance sheets of Memphis Clinical Laboratory, Inc. as of December 31, 1994 and 1995 and the related statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.



     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis Clinical Laboratory, Inc. at December 31, 1994 and 1995 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ronald H. Ridgers, P.C.


Richardson, Texas


February 10, 1996

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 17,409,000     $ 6,169,000
  Accounts receivable (Notes 2, 5, 10 and 13)....................    28,608,000      18,324,000
  Prepaid expenses and other current assets (Note 6).............     5,885,000       2,319,000
                                                                   ------------     -----------
     Total current assets........................................    51,902,000      26,812,000
Property and equipment, net
  (Notes 7 and 13)...............................................    30,830,000       3,688,000
Lease operating rights and other intangible assets, net (Note
  8).............................................................   113,781,000      39,160,000
Goodwill, net (Note 2)...........................................    28,431,000       8,452,000
Security deposits and other assets (Note 9)......................     5,977,000       3,189,000
                                                                   ------------     -----------
                                                                   $230,921,000     $81,301,000
                                                                   ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 10).......................................  $         --     $   789,000
  Accounts payable (Note 11).....................................    10,505,000       9,968,000
  Accrued expenses (Note 12).....................................    21,437,000       9,238,000
  Current portion of notes payable and long-term debt due to
     related parties (Notes 13 and 17)...........................    12,312,000         636,000
  Current portion of other notes payable and long-term debt (Note
     13).........................................................    21,603,000       6,229,000
  Deferred taxes (Note 18).......................................            --         879,000
                                                                   ------------     -----------
     Total current liabilities...................................    65,857,000      27,739,000
Notes payable and long-term debt due to related parties, less
  current portion (Notes 13 and 17)..............................    15,882,000      13,691,000
  Other notes payable and long-term debt (Note 13)...............   107,341,000       5,392,000
Deferred taxes (Note 18).........................................    24,791,000       8,173,000
Leasehold liability, net (Note 16)...............................     4,434,000       4,622,000
Other liabilities................................................       927,000         781,000
                                                                   ------------     -----------
     Total liabilities...........................................   219,232,000      60,398,000
Stockholders' equity (Note 14):
  Preferred stock, $.001 par value; authorized 1,000,000 shares;
     no shares issued or outstanding.............................                            --
  Common stock, $.001 par value; authorized 25,000,000 shares in
     1996 and 10,000,000 shares in 1995; issued and outstanding
     6,078,000 shares in 1996 and 4,214,000 shares in 1995.......         5,000           3,000
  Additional paid-in capital.....................................    34,723,000      20,501,000
  Retained earnings (accumulated deficit)........................   (23,039,000)        399,000
                                                                   ------------     -----------
     Net stockholders' equity....................................    11,689,000      20,903,000
                                                                   ------------     -----------
                                                                   $230,921,000     $81,301,000
                                                                   ============     ===========


                            See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
Operating revenues:
  Net patient service revenues.....................  $146,379,000     $64,947,000     $17,070,000
  Other operating revenues.........................     2,295,000       3,541,000       1,336,000
                                                     ------------      ----------     -----------
          Total operating revenues.................   148,674,000      68,488,000      18,406,000
Expenses:
  Wages and related................................    85,789,000      35,047,000       9,593,000
  Other operating..................................    64,771,000      24,032,000       6,462,000
  Rent.............................................    15,658,000       6,673,000       1,406,000
  Interest.........................................     5,824,000       1,176,000         147,000
  Depreciation and amortization....................     4,561,000       1,311,000         286,000
  Impairment losses (Note 23)......................     3,865,000              --              --
                                                     ------------      ----------     -----------
          Total expenses...........................   180,468,000      68,239,000      17,894,000
                                                     ------------      ----------     -----------
Income (loss) before income taxes..................   (31,794,000)        249,000         512,000
Income tax expense (benefit).......................    (8,356,000)        132,000         172,000
                                                     ------------      ----------     -----------
Net income (loss)..................................  $(23,438,000)    $   117,000     $   340,000
                                                     ============      ==========     ===========

Net income (loss) per share........................  $      (5.01)    $      0.05     $      0.19

Common shares used in per share calculation........     4,676,037       2,280,213       1,806,164


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

  Net Operating Revenues


     Revenues are recognized when services are provided and products are delivered.


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

  Intangible Assets


     Certain costs incurred in the acquisition of facilities such as assembled workforce and covenants not to compete are amortized on a straight line basis over five years. Lease operating rights (net of leasehold liabilities) have been recorded in connection with the acquisitions of BritWill and Signature (Note 4) and represent difference between the aggregate consideration given for all of the acquired companies' assets, less the value of those assets which were identified and discretely valued as defined by an independent valuation. Lease operating rights are being amortized on a straight line basis over the respective initial lease term, including probable renewal periods, not to exceed thirty years.


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

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Goodwill resulting from various acquisitions is summarized as follows:


                                                                                DECEMBER 31,
                                                       AMORTIZATION      --------------------------
                                                      PERIOD (YEARS)        1996            1995
                                                      --------------     -----------     ----------
BritWill............................................        40           $ 7,000,000     $7,000,000
Pharmacy............................................        20             1,197,000        545,000
Gamma Labs..........................................        15             1,087,000      1,087,000
Sunbelt.............................................        20             5,425,000             --
Signature...........................................        40             9,300,000             --
RehabWest...........................................        20             5,029,000             --
                                                                         -----------     ----------
                                                                          29,038,000      8,632,000
Accumulated amortization............................                        (607,000)      (180,000)
                                                                         -----------     ----------
                                                                         $28,431,000     $8,452,000
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


     Effective February 1, 1996, Unison acquired 90% of the common stock of Sunbelt Therapy, paying $800,000 in cash and issuing term notes aggregating $1,000,000 (the "Notes") and subordinated convertible debentures aggregating $1,800,000 (the "Debentures"). The transaction was accounted for as a purchase. In November 1996, Unison purchased the remaining 10% of Sunbelt Therapy effective February 1, 1996. The aggregate purchase price amounted to $1,418,000 plus a guaranteed payment amounting to $709,000. Consideration for the purchase was comprised of promissory notes in the aggregate amount of $1,876,000 and 27,942 shares of Unison common stock (Note 13). Additional contingent payments of up to $1,418,000 will be due if specified income targets are achieved. The additional consideration will be added to goodwill when and if such income targets are achieved.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND
DISPOSITIONS -- (CONTINUED)

     On October 31, 1996, Unison, through a newly formed wholly owned subsidiary, simultaneously completed mergers with Ampro and Memphis for aggregate consideration of $4,942,000. The outstanding shares of Ampro common stock were converted into the right to receive 521,000 shares of Unison common stock. Three shareholders who owned approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of Unison common stock and the holder of the remaining shares of Memphis received cash in the amount of $237,000 and a promissory note in the amount of $250,000. The total amount assigned to the 540,000 shares of Unison Common Stock issued was $4,455,000, based on the closing market price on October 31, 1996 of $8.25. The transaction has been recorded as a pooling of interests.


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
                                                                ===========     ===========


     On October 31, 1996, Unison acquired Signature, comprised of Signature Health Care Corporation ("Signature Health Care") and four affiliated companies, Douglas Manor, Inc. ("Douglas"), Safford Care, Inc. ("Safford"), Arkansas, Inc. ("Arkansas"), and Cornerstone, Inc. ("Cornerstone"). Signature operates 13 long-term care facilities in Colorado and Arizona. The initial aggregate purchase price for Signature amounted to approximately $50,653,000, comprised of cash and promissory notes totaling approximately $38,200,000 and 1,509,434 shares of Unison Common Stock. The amount assigned to the shares of Unison Common Stock issued was $12,453,000, based on the closing market price on October 31, 1996 of $8.25. In accordance with an adjustment provision of the Signature merger agreements relating to the stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in convertible promissory notes ($1,827,000) and 238,052 shares of Unison common stock with a market value of $2.875 per share ($684,000). The adjustment was recorded as an addition to the purchase price of Signature and added to lease operating rights. In connection with the Signature acquisition, Unison also acquired all of the outstanding stock of Rehabwest, Inc. ("Rehabwest"), a related rehabilitation services company, for a cash purchase price of $6,100,000. These acquisitions were accounted for as purchases. The former majority shareholder of Signature is currently serving as a Director of Unison.


     On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance. The original plan included the disposition of seven nursing facilities and

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND
DISPOSITIONS -- (CONTINUED)
was subsequently modified to include an aggregate of eight facilities (the "Disposition Facilities"). On March 1, 1997, Unison subleased four of the Disposition Facilities to an unrelated party. The provision for disposal of these facilities is included in impairment losses (Note 23). Of the remaining four Disposition Facilities, one is closed and three remain in operation with an aggregate of 522 licensed beds.

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
                                                                  ==========     ==========

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

7. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 are summarized as follows:


                                                   LIFE (YEARS)        1996            1995
                                                   ------------     -----------     -----------
    Land and building............................      15-25        $21,757,000     $   205,000
    Equipment....................................       5-15         11,806,000       3,408,000
    Leasehold improvements.......................      12-15          2,386,000       1,148,000
                                                       -----        -----------      ----------
                                                                     35,949,000       4,761,000
    Less accumulated depreciation................                    (5,119,000)     (1,073,000)
                                                                    -----------      ----------
                                                                    $30,830,000     $ 3,688,000
                                                                    ===========      ==========


     Property and equipment includes assets acquired under capitalized leases of approximately $7,205,000, net of $159,000 accumulated depreciation.

8. LEASE OPERATING RIGHTS AND OTHER INTANGIBLE ASSETS

     Lease operating rights and other intangible assets as of December 31 are summarized as follows:


                                                 AMORTIZATION
                                                PERIOD (YEARS)         1996            1995
                                                --------------     ------------     -----------
    Lease operating rights....................    25-30            $108,050,000     $36,999,000
    Capitalized assembled workforce...........      3                 1,845,000       1,250,000
    Debt and bond issue costs.................     3-10               5,200,000         194,000
    Covenant not to compete...................     2-5                  850,000         100,000
    Other.....................................     5-20               1,076,000       1,270,000
                                                                   ------------     -----------
                                                                    117,021,000      39,813,000
    Less amortization.........................                       (3,240,000)       (653,000)
                                                                   ------------     -----------
                                                                   $113,781,000     $39,160,000
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

10. LINE OF CREDIT

     In March 1996, Unison's revolving lines of credit were replaced by a $10,000,000 credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0%, mature in 1998 and are collateralized by Unison's eligible accounts receivable. A commitment fee of .5% is payable on the unused

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

10. LINE OF CREDIT -- (CONTINUED)
portion. The agreement requires Unison to comply with certain financial and operational covenants including limitations on additional borrowings and sale of assets and alteration of Unison's existing capital structure. There were no amounts outstanding under the line of credit at December 31, 1996.

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
                                                                   ============     ===========


     On October 31, 1996, Unison completed the private placement of $100,000,000 of 12 1/4% Senior Notes due 2006 (the "Senior Notes"). The net proceeds to Unison in the amount of $94,550,000 were used to: (i) complete the acquisitions of Signature and RehabWest (Note 4); (ii) repay certain debt and contingent obligations and; for general corporate purposes. In January 1997, a portion of the proceeds from the Senior Notes were used to (i) repay the Subordinated Note and (ii) prepay $1,750,000 of the Additional Payment Obligation. Interest on the Senior Notes is payable semiannually. The stated interest rate of 12 1/4% per annum is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission within specified time periods. As of December 31, 1996, the interest rate on the Senior Notes was 12.75% and as of May 16, 1997 the interest rate is 13.00%. The interest rate is subject to further increases of 0.25% on June 13, 1997 and every 90 days thereafter (up to a maximum rate of 14 1/4%) until such registration becomes effective. The Senior Note indenture contains certain covenants, including limitations on additional indebtedness, investments, transactions with affiliates, asset sales, payment of dividends and certain other transactions.The Senior Notes are guaranteed by all of the Company's current and future subsidiaries on a full, unconditional, joint and several basis. All of Unison's

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

13. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED)

subsidiaries are wholly owned with the exception of Quest Pharmacies, Inc., of which Unison owns 75%. Unison is a holding company with no material assets or operations other than its investments in its subsidiaries. Accordingly, separate audited financial statements for the individual subsidiary guarantors would not be meaningful to investors and so are not included herein.


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

     Other notes payable to related parties represent obligations to the former owners of Sunbelt Therapy. In connection with the purchase of Sunbelt Therapy (Note 4), Unison issued Notes and Debentures in the aggregate amount of $2,800,000 with interest payable quarterly at 10.0% and convertible into Unison common stock at a conversion price equal to 100% and 85% of the average closing price of Unison's common stock for the 20 day trading period preceding the date of conversion. In January 1997, the Notes and Debentures were

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

13. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED) converted into 105,196 shares of Unison common stock with the balance of $2,000,000 paid in cash. Effective February 1, 1996, Unison purchased the remaining 10% minority ownership in Sunbelt Therapy (Note 4). The purchase price included notes payable in the aggregate amount of $1,876,000. Interest on the notes is payable quarterly beginning January 1997 at a rate of 9.0% per year, with scheduled principal reductions due annually through January 1999.

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

14. STOCKHOLDER'S EQUITY


     In December 1995 and January 1996, Unison completed an initial public offering ("the IPO") resulting in the issuance of 2,000,000 shares of common stock at $9.00 per share. Proceeds from the IPO amounted to $14,614,000, net of expenses, of which $9,727,000 was used to repay debt (Notes 13 and 17). In connection with the IPO, Unison issued warrants to the representatives of the underwriters to purchase up to 120,000 shares of common stock, at an exercise price of $11.70 per share (market value at date of grant), which approximates the fair value of consideration received at the date of issuance, in exchange for certain advisory services to be provided to Unison during the twelve-month period following the IPO. The warrants are exercisable for a five-year period beginning in December 1996.


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

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

14. STOCKHOLDER'S EQUITY -- (CONTINUED)
     Effective December 31, 1994, Unison completed a stock purchase warrant agreement to satisfy amounts due to an individual who actively negotiated several of Unison's management and operating lease agreements. The warrants were exercised in 1996, whereby 178,000 shares of Unison common stock were purchased for $200. Since the warrants were granted at less than fair market value, leasehold rights totaling $43,000 have been capitalized and are being amortized over the respective initial lease term.


     In August and October 1996, warrants to purchase an aggregate of 300,464 shares of common stock were issued to a commercial bank in connection with a short-term loan agreement. The exercise prices of the warrants are $12.80 and $13.00 (market value at date of grant), which approximates the fair value of consideration received at the date of issuance, and the warrants expire on October 31, 2001.


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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Unison's employee stock options have characteristics significantly different from those of traded options, and

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

15. STOCK OPTIONS -- (CONTINUED)
because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

16. LEASES -- (CONTINUED)

     Unison leases 14 facilities from Omega, of which nine facilities are in Indiana and five are in Texas. Each of the Omega leases expires in 2005 and allows Unison up to three five-year renewal options. The Omega leases require Unison to pay stated rent, with annual increases based upon the greater of 5% of incremental revenues or the Consumer Price Index, but limited to a maximum annual increase of 5%. The Omega leases grant Unison the right, but not the obligation, to purchase the Omega facilities upon the expiration of the initial lease term.



     At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34.9 million (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratio and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities, and (ii) lease payments on the facilities that are subleased by BritWill Texas to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega has waived all existing covenant violations through April 11, 1997. The Company may not be in compliance with these covenants subsequent to April 11, 1997 and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. Management is attempting to renegotiate the leases; however, there can be no assurance that such restructuring will be completed or that Omega will not exercise their remedies of default under the master lease agreements.


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
                                              ==========   ============      ========   ===========


     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The valuation reserve at December 31, 1996 relates to tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. Due to the uncertainty of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment demonstrates that they are realizable. At December 31, 1996, Unison has consolidated net operating loss carryforwards which approximate $20,316,000 and begin to expire in 2009 for federal income tax purposes and 1999 for state income tax purposes. Certain of the net operating loss carryforwards could be subject to annual limitations. Approximately $2,950,000 of certain subsidiaries' net operating losses must be offset by taxable income of the same company. The increase in deferred taxes and the elimination of the valuation reserve in 1995 was due to the application of the provisions of SFAS 109 with respect to the treatment of basis differences between assets acquired and liabilities assumed in the BritWill acquisition.


19. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Unison's financial instruments as of December 31, 1996 are as follows:

                                                                CARRYING           FAIR
                                                                 AMOUNT           VALUE
                                                              ------------     ------------
    Notes payable and long-term debt, excluding capital
      lease obligations.....................................  $149,379,000     $153,664,000
                                                              ------------     ------------

     The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, lease deposits, accounts payable and borrowings under revolving lines of credit approximate their fair value. The fair

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

19. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED) value of Unison's long-term borrowings is estimated by discounting future cash flows at current rates offered to Unison for debt of comparable types and maturities. Because no market exists for these financial instruments, considerable judgment is necessary in interpreting the data to develop estimates of fair value. The use of different market assumptions may have a material effect on the estimated fair value amounts.

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

     Changes in Medicare and Medicaid reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimated settlements receivable under the Medicare

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

22. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (CONTINUED) and Medicaid programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on Unison. Unison's operations are also subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on Unison.

     Unison is from time to time subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on Unison. Management believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

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


     In 1996, Unison incurred operating losses and shortfalls of cash from operations. The Company also announced the planned disposition of eight nursing facilities whose performance did not meet Unison's operational or financial criteria (Note 4). Of these Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with SFAS No. 121. Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of Unison's long-lived assets exceeded such undiscounted cash flows. Accordingly, Unison compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining weighted average useful lives of the assets, earnings history, and a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value.



     Unison determined that the fair value of certain facilities was less than their carrying value and estimated the costs to sublease and exit from the Disposition Facilities (Note 4) and, accordingly, recorded a loss on impairment of $3,865,000 in the 1996 consolidated statement of operations.


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

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30,

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

24.  SUBSEQUENT EVENTS -- (CONTINUED)
1996. To date, six such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. While the purported class periods and the named defendants vary, the broadest class period to date asserts that between May 14, 1996 (the date of Unison's announcement of first quarter results) and March 10, 1997 (the date before Unison's March 11 announcement of the restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated. In addition, the Company is informed that an action has been filed in the Superior Court of the State of California (County of Orange) against the Company, certain current and former officers and directors and certain underwriting firms. The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

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

                          BRITWILL HEALTHCARE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED    SIX MONTHS     ONE MONTH
                                                                    DECEMBER     ENDED JUNE       ENDED
                                                                       31,           30,        JULY 31,
                                                                      1994          1995          1995
                                                                   -----------   -----------   -----------
Revenues:
  Patient care services, net...................................... $53,800,520   $32,723,297   $ 5,655,071
  Management fee from related parties.............................     251,186        40,430            --
  Other income....................................................     373,239       228,426       207,270
                                                                   -----------   -----------   -----------
     Total revenues...............................................  54,424,945    32,992,153     5,862,341
                                                                   -----------   -----------   -----------
Expenses:
  Salaries and contract labor.....................................  32,634,732    19,812,601     3,467,433
  Rent............................................................   8,263,642     4,448,134       775,136
  Supplies........................................................   6,686,572     4,134,207       716,037
  General and administrative......................................   6,252,183     3,255,917       614,191
  Depreciation and
     amortization.................................................     986,812       500,682        90,803
  Bad debt........................................................     644,471        21,442        48,631
  Other...........................................................      71,529        10,731       121,900
                                                                   -----------   -----------   -----------
     Total expenses...............................................  55,539,941    32,183,714     5,834,131
                                                                   -----------   -----------   -----------
  Income (loss) from
     operations...................................................  (1,114,996)      808,439        28,210
  Interest income (expense):
     Interest income..............................................      54,545       109,309         3,878
     Interest expense.............................................    (131,764)     (226,587)     (105,127)
     Related party interest
       expense....................................................    (739,823)     (485,265)      (88,977)
                                                                   -----------   -----------   -----------
  Income (loss) before income taxes...............................  (1,932,038)      205,896      (162,016)
  Provision for income taxes......................................      52,896        26,000         4,500
                                                                   -----------   -----------   -----------
  Net income (loss)............................................... $(1,984,934)  $   179,896   $  (166,516)
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