Form 10-Q/A
period 1997-03-31
UNISON HEALTHCARE CORP
filed 1997-09-12
CIK 1001769

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                                       PAGE NO.
                                                                                       --------
ITEM 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...        3
          Consolidated Statements of Operations for the Three Months Ended March
          31, 1997 and 1996........................................................        4
          Consolidated Statements of Cash Flows for the Three Months Ended March
          31, 1997 and 1996........................................................        5
          Notes to Consolidated Financial Statements...............................        6
ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................        9
                                  PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings........................................................       17
ITEM 2.   Changes in Securities....................................................       18
ITEM 6.   Exhibits and Reports on Form 8-K.........................................       19
          Signatures...............................................................       20


     NOTE: Items 3 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  7,371,000     $ 17,409,000
  Accounts receivable, net......................................    29,563,000       28,608,000
  Prepaid expenses and other current assets.....................     6,192,000        5,885,000
                                                                  ------------     ------------
          Total current assets..................................    43,126,000       51,902,000
Lease operating rights and other intangible assets, net.........   114,222,000      113,781,000
Property and equipment, net.....................................    31,329,000       30,830,000
Goodwill, net...................................................    28,990,000       28,431,000
Security deposits and other assets..............................     6,459,000        5,977,000
                                                                  ------------     ------------
                                                                  $224,126,000     $230,921,000
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $ 13,414,000     $ 10,505,000
  Accrued expenses..............................................    21,885,000       21,437,000
  Current portion of notes payable and long-term debt due to
     related parties............................................     3,581,000       12,312,000
                                                                  ------------     ------------
  Current portion of other notes payable and long-term debt.....    21,574,000       21,603,000
          Total current liabilities.............................    60,454,000       65,857,000
Notes payable and long-term debt due to related parties, less
  current portion...............................................    13,347,000       15,882,000
Other notes payable and long-term debt..........................   113,519,000      107,341,000
Deferred taxes..................................................    22,811,000       24,791,000
Leasehold liability, net........................................     4,387,000        4,434,000
Other liabilities...............................................       513,000          927,000
                                                                  ------------     ------------
          Total liabilities.....................................   215,031,000      219,232,000
Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares authorized;
     6,422,096 and 6,078,498 shares issued and outstanding at
     March 31, 1997 and December 31, 1996.......................         5,000            5,000
  Additional paid-in capital....................................    36,211,000       34,723,000
  Accumulated deficit...........................................   (27,121,000)     (23,039,000)
                                                                  ------------     ------------
     Net stockholders' equity...................................     9,095,000       11,689,000
                                                                  ------------     ------------
                                                                  $224,126,000     $230,921,000
                                                                  ============     ============


     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                       1997            1996
                                                                    -----------     -----------
Revenues:
  Net patient revenues............................................  $53,692,000     $32,732,000
  Other operating revenues........................................    2,043,000         762,000
                                                                    -----------     -----------
          Total operating revenues................................   55,735,000      33,494,000
Expenses:
  Wages and related...............................................   29,578,000      16,759,000
  Other operating.................................................   20,939,000      11,264,000
  Rent............................................................    4,253,000       3,441,000
  Interest........................................................    4,658,000         634,000
  Depreciation and amortization...................................    2,369,000         535,000
                                                                    -----------     -----------
          Total expenses..........................................   61,797,000      32,633,000
                                                                    -----------     -----------
Income (loss) before income taxes.................................   (6,062,000)        861,000
Income tax expense (benefit)......................................   (1,980,000)        318,000
                                                                    -----------     -----------
Net income (loss).................................................  $(4,082,000)    $   543,000
                                                                    ===========     ===========
Net income (loss) per share.......................................  $     (0.66)    $      0.12
Common shares used in per share calculation.......................    6,214,199       4,596,218


     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                       1997            1996
                                                                   ------------     -----------
Net cash provided by (used in) operating activities (including
  changes in all operating assets and liabilities)...............  $     71,000     $(6,257,000)
                                                                   ------------     ------------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements...............      (950,000)       (866,000)
  Increase in intangible assets..................................      (151,000)       (861,000)
  Increase in lease deposits and other assets....................      (482,000)        (50,000)
  Acquisitions, net of cash acquired.............................      (592,000)       (932,000)
                                                                   ------------     ------------
     Net cash used in investing activities.......................    (2,175,000)     (2,709,000)
                                                                   ------------     ------------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of credit.....     6,019,000       6,841,000
  Proceeds from long-term borrowings.............................            --       3,809,000
  Payments on long-term borrowings...............................   (13,048,000)     (6,583,000)
  Checks written in excess of bank balances......................      (494,000)             --
  Other items....................................................      (411,000)             --
                                                                   ------------     ------------
     Net cash provided by (used in) financing activities.........    (7,934,000)      4,067,000
                                                                   ------------     ------------
Net decrease in cash.............................................   (10,038,000)     (4,899,000)
Cash and cash equivalents at beginning of period.................    17,409,000       6,169,000
                                                                   ------------     ------------
Cash and cash equivalents at end of period.......................  $  7,371,000     $ 1,270,000
                                                                   ============     ============
Supplemental disclosures:
Cash paid for:
  Interest.......................................................  $  2,208,000     $   172,000
  Income taxes...................................................        40,000           5,000
Acquisition of leased facilities:
  Increase in assets.............................................       900,000       5,031,000
  Liabilities assumed and incurred...............................       308,000       4,031,000
Conversion of debenture into shares of common stock..............       800,000       1,714,000
Equipment purchased under capital leases.........................       576,000


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


3. In January 1997, with proceeds from the sale in October 1996 of $100,000,000 of 12.25% Senior Notes Due 2006 (the "Senior Notes"), Unison repaid (i) the $8,000,000 subordinated note (the "Subordinated Note") payable to the former shareholders of BritWill HealthCare Company ("BritWill"), (ii) $1,750,000 of the contingent obligation due to the former BritWill shareholders (the "Additional Payment Obligation"), (iii) $2,000,000 of the convertible notes and debentures payable to the former owners of Sunbelt Therapy (the "Sunbelt Notes") and (iv) other debt obligations in the aggregate amount of approximately $2,883,000. The remaining balance of the Sunbelt Notes in the aggregate amount of $800,000 was converted into 105,196 shares of Unison Common Stock. In accordance with the terms of the Sunbelt Notes, the conversion price ($7.61) was equal to 85% of the average closing price of Unison's Common Stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.



   The stated interest rate on the Senior Notes is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission (the "Commission") within specified time periods. As of March 31, 1997, the interest rate was 13.0% and as of August 31, 1997 the interest rate was 13.25%. The interest rate is subject to further increases of 0.25% on September 12, 1997 and every 90 days thereafter (up to a maximum rate of 14.25%) until such registration becomes effective.



   The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants, including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At March 31, 1997, Unison was not in compliance with certain of these covenants. At March 31, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The BritWill Texas
   Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at March 31, 1997, in compliance with the master lease financial covenants. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. Although discussions with Omega are ongoing, there can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.



On October 31, 1996, Unison acquired Signature Health Care Corporation and affiliated companies (collectively, "Signature") (the "Signature Acquisition").
   In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain, among other things, a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $9,095,000 as of March 31 1997, and, accordingly, the Company was not in compliance with this covenant. Unison did not receive a waiver of this covenant violation and, accordingly, the entire obligation of $18,587,000 at March 31, 1997 is classified as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note.


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



6. In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in the form of convertible promissory notes ($1,827,000) (the "Notes") and 238,052 shares of Unison Common Stock. The adjustment was recorded as an addition to the purchase price of Signature. The Notes are convertible into shares of Unison common stock at a conversion price of $2.875 per share, subject to adjustment under certain circumstances. The Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997. The former majority shareholder of Signature is currently serving as a Director and member of the Executive Committee of the Board of Directors of Unison.



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



8. In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of $15,000,000. No attempt was made

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


   to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.



9. Since March 31, 1997, the Company has entered into settlement agreements in connection with litigation pending on that date. See Part II Item 1, "Legal Proceedings".

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include limitations on the Company's access to debt or equity financing in light of recent losses and cash flow shortfalls and the shift in the listing of the Company's Common Stock from Nasdaq National Market to the Nasdaq SmallCap Market, adverse uninsured determinations in existing or future litigation or regulatory proceedings, health care statutory or regulatory changes which disfavor the types of care delivered by the Company and a reversal of the current limitations in the supply of long-term care facilities. Important factors which could cause results to vary also include the factors discussed in Unison's Annual Report on Form 10-K for the year ended December 31, 1996, in "Item 1 -- Business" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.


     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

RESULTS OF OPERATIONS


     As described in Unison's Annual Report on Form 10-K, the Company recorded a loss of $23,438,000 for the year ended December 31, 1996. The Company pursued in late 1995 and in 1996 an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel and increased its corporate overhead in the expectation that the number and size of acquisitions would continue to grow. Unison's financial reporting and management information systems were not adequate for the larger and more complex needs of the Company, making monitoring and control over costs more difficult. The Company has taken steps which it believes will help remedy these problems and should prevent them from recurring. Unison has curtailed its acquisition program and in April 1997 accepted the resignations of several of its principal officers, including its Chief Executive Officer and Chief Financial Officer. Several managers in accounting and finance have been replaced, and the Company hired a CEO in September 1997 and expects to name a new CFO before the end of 1997. In the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems. The Company is focusing its nursing home marketing efforts on increasing occupancy levels and improving quality mix in order to increase revenues. Unison is attempting to increase its ancillary services revenues, both in terms of acquiring contracts with nonaffiliated facilities and increasing the level of services to its existing patients. The Company is working to reduce costs without adversely impacting the quality of care it provides. The number of corporate office personnel has been reduced by approximately 35%, from 142 on December 31, 1996 to 92 on May 15, 1997. Cost cutting initiatives are still underway at the corporate office, nursing homes and ancillary services companies.



     In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of $15,000,000. No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.

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


                                                                        THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Percentage of total revenues:
          Long term care.............................................   76.8%     86.4%
          Therapy contracts..........................................   14.5       3.8
          Pharmacies.................................................    4.9       3.3
          Laboratory services........................................    3.0       5.3
          Medicare Part B billing and supply.........................    0.8       1.2
                                                                       -----     -----
                  Total..............................................  100.0%    100.0%
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
                                                                       =====     =====


     In the first quarter of 1997, Unison recorded a net loss of $4,082,000 or $0.66 per share compared to net income of $543,000 or $0.12 per share in the prior year quarter. Loss before income taxes amounted to $6,062,000 in the 1997 first quarter compared to pretax income of $861,000 in the same period in 1996. The loss in 1997 is primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 20.2% of total revenues for the first quarter of 1997 compared to 13.8% for the 1996 period as a result of financing and acquisition activities subsequent to March 31, 1996; (ii) corporate overhead costs (excluding corporate fixed costs) amounted to 7.9% of total revenues for the first quarter of 1997 compared to 6.7% for the 1996 period due in part to the completion of the accounting and information system conversion and relocation to new office space; (iii) losses from nursing home operations resulting from controllable expenses (primarily staffing and supply costs) exceeding budgets; (iv) a $600,000 charge resulting from increasing the estimated liability recorded for settlement of certain litigation with a therapy services provider, and operating losses of the four long-term care facilities disposed of on March 1, 1997 amounting to $261,000 for the two months ended February 28, 1997. These increases in expenses were offset in part by increased earnings from the Company's therapy, pharmacy and laboratory subsidiaries. For the nursing home operations, earnings before interest, taxes, depreciation, amortization, rent and allocated overhead amounted to 13.3% of revenues for the 1997 first quarter compared to 21.1% in the prior year period.



     Total operating revenues increased $22,241,000 or 66.4% to $55,735,000 in the 1997 first quarter from $33,494,000 in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $32,732,000 in the 1996 first quarter to $53,692,000 in the current period. Patient days increased from 278,540, or 76.7% average occupancy in the 1996 period, to 383,526, or 79.9% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to (i) the increase in the number of facilities operated which increased revenues by approximately $12,704,000 and patient days by approximately 99,425; (ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $6,763,000; and (iii) an increase in Unison's quality mix to 48.2% in the 1997 first quarter compared to 46.1% in the prior year quarter. Other operating revenues increased to $2,043,000 in the 1997 first quarter from $762,000 in the prior year quarter due primarily to ancillary company management fees of $1,619,000, offset by a decrease in managed facilities from six at March 31, 1996 to two at March 31, 1997.



     Wages and related expense increased $12,819,000 or 76.5% from $16,759,000 in the 1996 first quarter to $29,578,000 in the current quarter and as a percentage of revenues from 50.0% in 1996 to 53.1% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated, an increase in the services of the ancillary companies and an increase in corporate and regional wages and related expenses due to Unison's acquisition program during 1996 and its accounting and information system conversions. The percentage increase is due primarily to the increase in the services provided by the therapy companies, which have an inherently higher percentage of salaries to revenues (63.1% for the first quarter of 1997) than long-term care providers, and an increase in corporate and regional overhead.



     Other operating expenses increased $9,675,000 or 85.9% from $11,264,000 in the 1996 first quarter to $20,939,000 in the 1997 first quarter due primarily to an increase in the number of facilities operated, an increase in the services of the ancillary companies and increases in corporate operating expenses. Other operating expenses as a percentage of revenues was 37.6% in the 1997 first quarter compared to 33.6% in the 1996 period. The percentage increase is due primarily to an increase in corporate and regional overhead and an increase in the products provided by the pharmacy and laboratory companies which have an inherently higher percentage of other operating expenses to revenues than long-term care providers.



     Rent expense increased $812,000 or 23.6% from $3,441,000 in the 1996 first quarter to $4,253,000 in the 1997 period but decreased as a percentage of revenues from 10.3% in the 1996 first quarter to 7.6% in the current quarter. The dollar increase is due primarily to the increase in the number of leased facilities operated. The percentage decrease is due to a higher percentage of owned facilities to total facilities in 1997 than in 1996 and due to the increased operations of the therapy, laboratory, and pharmacy companies, which in the aggregate, have rent expense of less than 1% of revenues in the 1997 period.



     Interest expense amounted to $4,658,000 in the current quarter compared to $634,000 in the 1996 first quarter and increased as a percentage of revenues from 1.9% in the 1996 first quarter to 8.4% in the 1997 period. The dollar and percentage increases are primarily the result of debt incurred and assumed in connection with acquisitions, including the $100,000,000 of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "-- Liquidity and Capital Resources."



     Depreciation and amortization expense increased $1,834,000 from $535,000 in the first quarter of 1996 to $2,369,000 in the 1997 first quarter and increased as a percentage of revenues from 1.6% in the 1996 first quarter to 4.3% in the 1997 first quarter. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired with the acquisition of Signature on October 31, 1996.



     Unison recorded an income tax benefit for the first quarter of 1997 amounting to $1,980,000. The effective tax rate of 32.7% is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses which are not deductible for tax purposes;
(ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. Unison recorded a tax provision in the 1996 first quarter of $318,000, or 36.9% of pretax income.



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

LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1997, Unison had $7,371,000 in cash and cash equivalents (which includes $2,549,000 of checks written in excess of bank balances in accounts payable) compared to $17,409,000 at December 31, 1996. The Company had a working capital deficit of $17,328,000 at March 31, 1997 compared to a working capital deficit at December 31, 1996 amounting to $13,955,000. Current maturities of notes and debt at March 31, 1997 amounted to $25,155,000, of which $19,188,000 is classified as a current liability because Unison is not in compliance with certain financial covenants. However, although the financial covenant violations have not been cured, management has no reason to believe that this debt will be accelerated and required to be paid off in 1997.



     Cash provided by operations in the 1997 first quarter amounted to $71,000 primarily due to an increase in accounts payable and accrued expenses.



     Net cash used in investing activities amounted to $2,175,000 in the 1997 first quarter. Capital expenditures amounted to $950,000 and expenditures for acquisitions, net of cash acquired, amounted to $592,000. Aggregate expenditures for other assets amounted to $633,000. Unison's acquisitions have also resulted in material increases in its intangible assets. At December 31, 1996, the aggregate amount of Unison's net intangible assets, including lease operating rights, goodwill, deferred financing costs and other intangibles, was $142,212,000. This balance represents 61.6% of Unison total assets at December 31, 1996 and approximately 12.2 times its stockholders' equity. Amortization expense related to intangible assets is expected to amount to approximately $6,746,000 in 1997. In addition, should events occur that result in impairment of the Company's long-lived assets, such as unexpected increases in operating losses, the Company may in the future need to record a write-down of its lease operating rights or goodwill.



     Net cash used in financing activities amounted to $7,934,000 in the current quarter due to the repayment of notes and long-term debt amounting to $13,048,000, including $12,055,000 paid to affiliates, and other financing activities totaling $905,000 offset by net borrowings under the revolving line of credit amounting to $6,019,000. At March 31, 1997, Unison had $152,021,000 in total debt (94.4% of total capitalization) compared to $157,138,000 at December 31, 1996 (93.1% of total capitalization).


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



     The Company is working to develop lending relationships that will use the Company's available accounts receivable and other available assets to reduce overall borrowing costs and additional working capital. The Company believes that, absent additional financing, its cash flows from operations and draws under its existing $10,000,000 line of credit will not be sufficient to meet all of its debt service requirements in 1997, aggregating approximately $27,000,000 for the period July through December 1997. This amount includes the payment of interest on the Senior Notes of approximately $6,700,000 and the scheduled repayment of borrowings under the revolving line of credit in the estimated amount of approximately $8,000,000.



     In late July 1997, the Company completed development of a recapitalization plan designed to: (a) reduce its costs of capital and operating expenses to improve operating results; (b) provide short-term and long-term liquidity; and
(c) restructure its balance sheet and increase stockholders' equity. The key elements of the plan include: (i) reductions in controllable costs as described in "-- Results of Operations"; (ii) hiring a new CEO in September and CFO; (iii) obtaining a new revolving line of credit in the amount of at least $15,000,000 (as described below); (iv) obtaining a term loan and completing a mortgage refinancing transaction in the aggregate amount of approximately $60,000,000 (as described below); and then (v) depending on market conditions, an equity infusion. A financing proposal has been distributed to potential lenders and initial negotiations are taking place.



     The proposed new revolving line of credit will be secured by the Company's eligible accounts receivable. Proceeds from this credit facility will be used to repay borrowings under the current line of credit with the balance of $6-$7 million available for debt service and other working capital requirements.



     As part of the Signature Acquisition, Unison acquired the land and buildings of six facilities. The Company is seeking to replace the existing Mortgage Note on these facilities by refinancing the mortgage in conjunction with a term loan facility. Management believes that the current fair market value of these facilities is in excess of $50,000,000. The balance of the Mortgage Note at March 31, 1997 is approximately $18,587,000. The excess proceeds from the sale of these facilities would be available to repay other higher-rate debt and for working capital. The Company is also requesting an additional $30,000,000 under a seven year term loan facility secured by certain of the Company's assets including stock of subsidiaries. This term loan may require the consent of the holders of the Senior Notes. Proceeds from this credit facility would be used primarily to pay down higher-rate debt. In connection with this term loan financing, Messrs. Kremser and Whitehead have agreed to purchase an additional $3,000,000 worth of shares of Unison Common Stock which will provide additional working capital and liquidity.



     If the Company completes the recapitalization plans outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and write off of deferred financing costs related to those obligations which are proposed to be paid off.



     Unison's recapitalization plan may be affected by covenants under the Senior Notes. For example, the Senior Notes generally limit Unison's debt incurrence to an amount equal to (1) the greater of $30 million of secured indebtedness or the sum of 60% of inventory plus 90% of accounts receivable and
(2) the greater of $10 million of other indebtedness or 10% of Unison's consolidated net worth (in addition to indebtedness outstanding on October 31, 1996 after giving effect to the application of the proceeds from the Senior Notes and refinancings of such indebtedness) except when its fixed charge coverage ratio after incurring the indebtedness would be greater than 2 to 1 (2.25 to 1 after December 31, 1997). As of June 30, 1997, Unison had incurred approximately $17,490,000 of such secured and other indebtedness.



     The Company desires to complete the line of credit and term loan financing transactions in the fourth quarter of 1997. Market conditions permitting, it expects to then seek to raise additional equity through the private placement of stock. Proceeds from the sale of stock would be used to expand Unison's ancillary businesses and for working capital. The Company believes that its recapitalization plan, if successful, will provide Unison with the liquidity it needs in 1997 and beyond. There can be no assurance, however, that the desired financings will be completed, or if completed, will be on terms that are favorable to Unison and its shareholders.



     The Company does not currently satisfy the minimum tangible net asset requirement for the listing of its common stock on the Nasdaq National Market's National Market System. On August 20, 1997, the Company was advised by Nasdaq of its decision to move the Company's securities to the Nasdaq SmallCap Market, effective August 22, 1997, pursuant to a waiver to the $3 per share initial inclusion bid price requirement. The Company is unable to determine what effect, if any the movement of its stock to the SmallCap Market will have on its ability to effect the aforementioned private placement of stock.



     The stated interest on the Senior Notes has temporarily increased from 12.25% to 13.50% at September 12, 1997 and it is subject to further increases at 90-day intervals (to a maximum of 14.25%) until a registration statement for the Senior Notes (or for Exchange Notes on the same terms) is filed and is declared effective by the Securities and Exchange Commission. Unison delayed filing the required registration statement while it completed work on its financial statements for 1996. Unison made the filing on July 3, 1997, but it has not yet become effective. Further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are likely.



     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At March 31, 1997, Unison was not in compliance with many of these covenants. At March 31, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at March 31, 1997, in compliance with the master lease financial covenants and did not obtain a waiver of the covenant violations. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. Although discussions with Omega are ongoing, there can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.



     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain, among other things, a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $9,095,000 as of March 31, 1997, and, accordingly, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, the entire obligation of $18,587,000 at March 31, 1997 is classified as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe that a declaration of default will occur, it is considering refinancing of the Mortgage Note as discussed above. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the quarter ended March 31, 1997 as a result of the Company's covenant defaults on its debt and lease agreements.



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



     The purported class periods asserted in these actions vary, with the broadest such period beginning December 18, 1995 (when Unison commenced the initial public offering of its stock (the "IPO")) and ending March 11, 1997 (when Unison announced the need for a restatement). The complaints in all these actions allege violations of Sections 10 and 20 of the Exchange Act and rule 10b-5 thereunder in that the defendants allegedly knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated, or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition. Amended complaints in two of these actions (Grossman et al. v. Unison HealthCare Corporation et al. and Goldstein et al. v. Unison HealthCare Corporation et al.)also allege violations of Sections 11 and 15 of the Securities Act in that the registration statement covering, and the prospectus used in connection with the stock sold in, the IPO allegedly misleadingly touted Unison's "growth strategy" and ability to control costs, while failing to disclose inadequacies in its accounting system. Two actions (Amothy Corp. v. Unison HealthCare Corporation et al. and Falkenstein v. Unison HealthCare Corporation et al.) also allege that the conduct allegedly giving rise to the alleged Exchange Act violations also violated the defendants' state law fiduciary duties as directors and officers. The individual defendants include Jerry M. Walker, Craig R. Clark and Paul J. Contris, at the time of their resignations in April 1997, the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President-Acquisitions and Development, respectively, of the Company, and Bruce H. Whitehead and Phillip R. Rollins, currently Chairman of the Board and Executive Vice President and Chief Operating Officer, respectively, of the Company. The plaintiffs in these purported class actions seek compensatory damages in unspecified amounts plus interest, attorneys' fees and costs.



     In addition, an action styled Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Bruce H. Whitehead, Unison HealthCare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark and Paul J. Contris, has been filed in the Superior Court of the State of California (County of Orange) (Case No. 779111). Defendant John T. Lynch, Jr. is a member of the Board of Directors of Unison. Trouver Capital Partners, L.P. is a private investment banking firm of which Mr. Lynch is a general partner, and Cruttenden Roth, Inc. and Wheat First Butcher Singer are investment banking firms that are named individually and as representatives of a purported defendant underwriter class. The Orange County action is purportedly filed on behalf of all persons who acquired Unison Common Stock in the Company's IPO; it essentially alleges that in connection with the IPO the defendants made positive statements in the prospectus and registration statement concerning the Company's prospects, for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented.



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



     The Company also reached agreement, in July 1997, with the plaintiff in an action styled Rehabworks, Inc. v. Unison HealthCare Corp., BritWill Investments-II, Inc. and Sunbelt Therapy Management Services, Inc., being Cause No. 366-1483-96 filed in the District Court of Collin County, Texas, and served on the Company in October 1996. The complaint in this action alleged that the Company was in arrears in the payment of fees for therapy services rendered of $1,031,000 and that, in addition, Unison beached a nonsolicitation covenant in a contract with Rehabworks and tortiously interfered with Rehabworks' employment relationship with several of its former employees. The suit sought to recover such fees as well as damages of not less than $2,375,000, exemplary damages of not less than $2,250,000, interest and attorneys' fees. Unison is obligated, under the terms of the agreement providing for the settlement of this action, to pay the plaintiff the principal amount of $1,029,000 plus interest at 11% per annum in 24 consecutive monthly installments commencing October 1, 1997.



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