Form 10-Q
period 1997-09-30
UNISON HEALTHCARE CORP
filed 1997-11-14
CIK 1001769

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from         to
                                           ---------  ---------

                         Commission file number 0-27374


                          UNISON HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              86-0684011
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    8800 North Gainey Center Drive, Suite 245
                              Scottsdale, AZ 85258
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (602) 423-1954
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of November 1, 1997 there were 6,422,096 shares of $0.001 par value common stock outstanding.

                          UNISON HEALTHCARE CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996 .......................................    3

         Consolidated Statements of Operations for the Three
         Months and Nine Months Ended September 30, 1997 and 1996 ....    4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and 1996 ....................    5

         Notes to Consolidated Financial Statements ..................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   25

Item 3   Defaults on Senior Securities ...............................   27

Item 6.  Exhibits and Reports on Form 8-K ............................   28

Signatures ...........................................................   29


NOTE: Items 2, 4 and 5 of Part II are omitted because they are not applicable.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                   September 30,   December 31,
                                                       1997           1996
                                                       ----           ----
                                                    (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................ $   3,800      $  17,409
  Accounts receivable, net .........................    36,601         28,608
  Prepaid expenses and other current assets ........     5,779          5,885
                                                     ---------      ---------
    Total current assets ...........................    46,180         51,902
Lease operating rights and
  other intangible assets, net .....................   111,827        113,781
Property and equipment, net ........................    31,174         30,830
Goodwill, net ......................................    28,610         28,431
Security deposits and other assets .................     6,935          5,977
                                                     ---------      ---------
                                                     $ 224,726      $ 230,921
                                                     =========      =========
                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................. $  13,287      $  10,505
  Accrued expenses .................................    19,797         21,437
  Current portion of notes payable and
    long-term debt due to related parties ..........    20,139         12,312
  Current portion of other notes
    payable and long-term debt .....................    22,537         21,603
                                                     ---------      ---------
    Total current liabilities ......................    75,760         65,857
Notes payable and long-term debt due to
  related parties, less current portion ............       819         15,882
Other notes payable and long-term debt .............   118,187        107,341
Deferred taxes .....................................    20,529         24,791
Leasehold liability, net ...........................     4,293          4,434
Other liabilities ..................................       932            927
                                                     ---------      ---------
  Total liabilities ................................   220,520        219,232
Stockholders' equity:
  Common stock, $.001 par value; 25,000,000
    shares authorized; 6,422,096 and 6,078,498
    shares issued and outstanding at September 30,
    1997 and December 31, 1996 .....................         5              5
  Additional paid-in capital .......................    36,211         34,723
  Accumulated deficit ..............................   (32,010)       (23,039)
                                                     ---------      ---------
    Net stockholders' equity .......................     4,206         11,689
                                                     ---------      ---------
                                                     $ 224,726      $ 230,921
                                                     =========      =========

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 --------------------    ---------------------
                                   1997         1996        1997        1996
                                   ----         ----        ----        ----
Total revenues ...............   $59,525     $ 35,587    $172,628     $104,146

Expenses:
Wages and related ............    28,789       20,294      88,333       54,255
Other operating ..............    22,013       21,460      63,214       44,125
Rent .........................     3,966        3,902      12,352       10,606
Interest .....................     5,104        1,457      14,698        2,965
Depreciation and
  amortization ...............     2,538        1,621       7,264        2,773
Impairment losses ............        --        3,865          --        3,865
                                 -------     --------    --------     --------

   Total expenses ............    62,410       52,599     185,861      118,589
                                 -------     --------    --------     --------

Loss before income taxes .....    (2,885)     (17,012)    (13,233)     (14,443)
Income tax benefit ...........      (929)      (4,803)     (4,262)      (3,753)
                                 -------     --------    --------     --------

Net loss .....................   $(1,956)    $(12,209)   $ (8,971)    $(10,690)
                                 =======     ========    ========     ========

Net loss per share ...........   $ (0.30)    $  (2.73)   $  (1.41)    $  (2.43)

Common shares used in
 per share calculation .......     6,422        4,468       6,354        4,393




See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    Nine Months Ended
                                                       September 30,
                                                 ---------------------
                                                   1997         1996
                                                   ----         ----
Net cash used in operating activities
  (including changes in all operating
  assets and liabilities) .....................  $ (7,176)    $ (7,317)
                                                 --------     --------
Investing activities:
Purchase of equipment and leasehold
  improvements ................................    (2,311)      (3,291)
Increase in intangible assets .................       (60)      (1,593)
Increase in lease deposits and other assets ...      (958)        (341)
Acquisitions, net of cash acquired ............      (659)      (1,159)
                                                 --------     --------
  Net cash used in investing activities .......    (3,988)      (6,384)
                                                 --------     --------
Financing activities:
Net increase in borrowings under revolving
  lines of credit .............................     9,395        8,870
Proceeds from borrowings ......................     3,950       10,710
Debt payments .................................   (13,227)     (10,721)
Checks drawn in excess of bank balances .......    (2,068)         480
Debt issue costs ..............................      (503)          --
Other items ...................................         8         (130)
                                                 --------     --------
  Net cash provided by (used in)
    financing activities ......................    (2,445)       9,209
                                                 --------     --------
Net decrease in cash ..........................   (13,609)      (4,492)
Cash and cash equivalents at
  beginning of period .........................    17,409        6,169
                                                 --------     --------
Cash and cash equivalents at end of period ....  $  3,800     $  1,677
                                                 ========     ========
Supplemental disclosures:
Cash paid for:
  Interest ....................................  $ 11,272     $  1,538
  Income taxes ................................     1,299           --
Acquisition of leased facilities:
  Increase in assets ..........................     1,100        5,279
  Liabilities assumed and incurred ............       441        4,120
Conversion of debentures into shares
  of common stock .............................       800        1,714
Equipment purchased under capital leases ......       568        4,743
Accounts payable converted to debt ............     2,177           --

See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The  unaudited  financial  information  furnished  herein,  in  the  opinion  of management, reflects all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of Unison HealthCare Corporation and its subsidiaries ("Unison" or the "Company") as of and for the periods indicated. Unison presumes that users of the interim financial information herein have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Unison's most recent annual report to stockholders have been omitted.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997.

In October 1996, Unison completed a merger with two clinical laboratory companies, American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro")(the "Ampro Acquisition"). The Ampro Acquisition has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements of Unison for the three and nine months ended September 30, 1996 have been restated to include the accounts of Ampro.

Certain reclassifications have been made to the 1996 financial statements to conform to the current year presentation.

Other operating revenues include management fees from third parties amounting to $43,000 and $187,000 for the three months ended September 30, 1997 and 1996 and $268,000 and $744,000 for the nine months ended September 30, 1997 and 1996, respectively. The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $285,000 and $155,000 for the three months ended September 30, 1997 and 1996 and $795,000 and $476,000 for the nine months ended September 30, 1997 and 1996, respectively. The allowance for doubtful accounts totaled $3.8 million at September 30, 1997 and December 31, 1996.

In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 (excluding the pooling effects of the Ampro Acquisition) were restated from pretax income of $328,000 to a pretax loss of approximately $15.0 million. No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all of the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.

2.  LONG-TERM DEBT

In January 1997, with proceeds from the sale in October 1996 of $100.0 million of its 12.25% Senior Notes Due 2006 (the "Senior Notes"), Unison repaid (i)the $8.0 million subordinated note (the "Subordinated Note") payable to the former shareholders of BritWill HealthCare Company ("BritWill"), (ii) $1.75 million of the contingent obligation due to the former BritWill shareholders (the "Additional Payment Obligation"), (iii) $2.0 million of the convertible notes and debentures payable to the former owners of Sunbelt Therapy (the "Sunbelt Notes") and (iv) other debt obligations in the aggregate amount of approximately $2.9 million. The remaining balance of the Sunbelt Notes in the aggregate amount of $800,000 was converted into 105,196 shares of Unison Common Stock. In accordance with the terms of the Sunbelt Notes, the conversion price ($7.61) was equal to 85% of the average closing price of Unison's Common Stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.

In October 1996, Unison acquired Signature Health Care Corporation and affiliated companies ("Signature") (the "Signature Acquisition"). In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in the form of convertible promissory notes ($1,827,000) (the "Convertible Notes") and 238,052 shares of Unison Common Stock. The adjustment was recorded as an addition to the purchase price of Signature. The Convertible Notes are convertible into shares of Unison Common Stock at a conversion price of $2.875 per share, subject to adjustment under certain circumstances. The Convertible Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997. The former majority shareholder of Signature, David A. Kremser, is currently serving as a director of Unison.

On April 21, 1997, Unison obtained a $2.95 million loan for general working capital purposes from affiliates of two of its directors, David A. Kremser and Bruce H. Whitehead. This loan matured on November 1, 1997. On September 25, 1997, Unison borrowed an additional $1.0 million from Messrs. Kremser and Whitehead which was due on October 7, 1997. The loans bear interest at prime plus 2.0% and are secured by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries. Unison is currently in default of its obligation to repay these loans. In addition to the foregoing, the loan documents state that the collateral pledged for the working capital loans also collateralizes all other obligations which may be due to these individuals and/or entities which they control; and further that all such obligations are in default due to cross default provisions in those loan and security documents. All of these obligations total, in the aggregate, approximately $18.9 million as of September 30, 1997.

A portion of the purchase consideration for Signature was comprised of promissory notes in the amount of $1.1 million which were placed in an escrow account. Of this amount, $500,000 was due to be paid to Mr. Kremser and the other former shareholder of Signature on October 31, 1997. This note has not yet been paid.

The November payment of the Additional Payment Obligation, in the amount of approximately $117,000, is currently in arrears.

As of November 14, 1997, Unison had not made the scheduled payment of interest on the Senior Notes in the amount of $6.6 million which was due on November 1, 1997. The grace period with respect to such payment expires on November 30, 1997, at which time the Senior Notes may be accelerated and payable in full. This would cause the total amount of the Senior Notes to be classified as a current liability.

The stated interest rate on the Senior Notes is subject to temporary increase if the Senior Notes (or Exchange Notes with the same terms) are not registered with the Securities and Exchange Commission (the "SEC") within specified time periods. As of September 30, 1997, the interest rate was 13.50%. The interest rate is subject to further increases of 0.25% on December 15, 1997 and every 90 days thereafter (up to a maximum rate of 14.25%) until such registration becomes effective.

3.  COVENANT COMPLIANCE

The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants, including cash flow to rent ratios, cash flow to debt service ratios, current ratios, specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At September 30, 1997, Unison was not in compliance with certain of these covenants. At September 30, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $32.0 million (subject to increase) during the remainder of their initial terms ending in 2005. Unison was, as of November 14, 1997, in arrears of its rent obligations under these leases (and the BritWill Texas Leases hereinafter referred to) in the approximate amount of $874,000 plus late charges. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. The Company was not in compliance with the master lease financial covenants at September 30, 1997 and did not obtain a waiver of the covenant violations from Omega or BritWill Texas. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison. In any event, if Unison fails soon to cure the aforementioned rent defaults, Omega may exercise its remedies under the leases, including termination of the leases, which would have a material adverse effect on Unison's financial condition and results of operations.

The terms of a mortgage note incurred in connection with the Signature Acquisition ("the Mortgage Note") require Unison to maintain, among other things, a consolidated net worth of at least $39.0 million. Unison's net worth at September 30, 1997 was $4.2 million and, therefore, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, classified the entire obligation of $18.5 million as current. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would materially and adversely impact Unison's results of operations. The Company is attempting to refinance the Mortgage Note, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash

Flows". With the exception of the classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the nine months ended September 30, 1997 as a result of the Company's noncompliance with these covenants.

4.  CONTINGENCIES

Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings". The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, that the ultimate disposition of these matters will not adversely affect its liquidity. However, an adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include limitations on the Company's access to debt or equity financing in light of recent losses and cash flow shortfalls, adverse uninsured determinations in existing or future litigation or regulatory proceedings, health care statutory or regulatory changes which disfavor the types of care delivered by the Company, a reversal of the current limitations in the supply of long-term care facilities and potential actions which may be taken by creditors and lessors of the Company to enforce their remedies under material indebtedness and operating leases as to which the Company is currently in default. Important factors which could cause results to vary also include the factors discussed in Unison's Annual Report on Form 10-K for the year ended December 31, 1996 in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

RESULTS OF OPERATIONS

As described in Unison's Annual Report on Form 10-K, the Company recorded a loss of $23.4 million for the year ended December 31, 1996. The Company pursued in late 1995 and early 1996 an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel. The Company has taken steps which it believes will remedy these problems and should prevent them from recurring. Unison has curtailed its acquisition program and in April 1997 accepted the resignations of several of its principal officers, including its Chief Executive Officer and Chief
Financial Officer. Several managers in accounting and finance have been replaced, and the Company hired a new CEO in September 1997. In the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems. The Company is focusing its nursing home marketing efforts on increasing occupancy levels and improving quality mix in order to increase revenues. Unison is attempting to increase its ancillary services revenues, both in terms of acquiring contracts with nonaffiliated facilities and increasing the level of services to its existing patients. The Company is at the same time working to reduce costs without adversely impacting the quality of care it provides. The number of corporate and regional office personnel was reduced by approximately 33%, from 142 on December 31, 1996 to 95 on October 31, 1997. With the recent implementation of new management reporting systems, the Company is better equipped to monitor and control its labor costs and other operating expenses. These initiatives are designed to improve both the Company's results of operations and its cash flows.

In May 1997, Unison announced that the results of operations for the nine months ended September 30, 1996 (excluding the pooling effects of the Ampro Acquisition) were restated from pretax income of $328,000 to a pretax loss of $15.0 million. No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all of the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving it's information systems.

The following table summarizes selected operating statistics.

                                              At September 30,
                                             ------------------
                                             1997          1996
                                             ----          ----
Leased and Owned Facilities:
  Number of facilities ...................     56            46
  Number of licensed beds:
    Long-term care .......................  4,770         4,134
    Assisted and independent living ......    315           196

Managed Facilities:
  Number of facilities ...................      1             3
  Number of licensed beds ................     71           310

Institutional Pharmacies:
  Number of outlets ......................      2             2
  Nonaffiliated facilities served ........     52            32

Laboratory Services:
  Number of laboratories .................      3             3
  Nonaffiliated entities served ..........    275           295

Therapy Services:
  Nonaffiliated entities served ..........    107            44


The following table identifies the Company's sources of net operating revenues.

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------     -----------------
                                         1997      1996         1997      1996
                                         ----      ----         ----      ----
Percentage of total revenues:
  Long term care ......................  75.9%     80.1%        76.4%     83.2%
  Therapy services ....................  14.9       8.8         14.8       6.2
  Pharmacy services ...................   5.6       5.1          5.1       4.4
  Laboratory services .................   2.8       4.8          2.9       5.1
  Medicare Part B billing and supply ..   0.8       1.2          0.8       1.1
                                        -----     -----        -----     -----
    Total ............................. 100.0%    100.0%       100.0%    100.0%
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

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                       1997      1996         1997      1996
                                       ----      ----         ----      ----
Medicare ............................  34.5%     27.1%        33.4%     30.6%
Private and other ...................  15.5      17.7         15.7      16.5
                                      -----     -----        -----     -----
  Quality mix .......................  50.0      44.8         49.1      47.1
Medicaid ............................  50.0      55.2         50.9      52.9
                                      -----     -----        -----     -----
  Total ............................. 100.0%    100.0%       100.0%    100.0%
                                      =====     =====        =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

In the third quarter of 1997, Unison recorded a net loss of $2.0 million, or $0.30 per share, compared to a net loss of $12.2 million, or $2.73 per share, in the prior year quarter. Loss before income taxes amounted to $2.9 million in the 1997 third quarter compared to $17.0 million in the same period in 1996. As indicated above, adjustments to restate the Company's pretax results of operations for the nine months ended September 30, 1996 in the aggregate amount of approximately $15.3 million were recorded exclusively in the 1996 third quarter statement of operations. For this reason, results of operations for the 1997 third quarter are not comparable to the 1996 third quarter.

Total operating revenues increased $23.9 million, or 67.3%, to $59.5 million in the 1997 third quarter from $35.6 million in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $35.1 million in the 1996 third quarter to $57.8 million in the current period. Patient days increased from 307,648, or 80.6% average occupancy in the 1996 period, to 381,508, or 83.6% average occupancy in 1997. The increase in net patient service revenues is primarily attributable to (i) the increase in the number of long term care facilities operated, (ii) the increase in services provided by the pharmacy and therapy companies and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $7.2 million; and (iii) an increase in Unison's quality mix to 50.0% in the 1997 third quarter compared to 44.8% in the prior year quarter. Other operating revenues increased to $1.7 million in the 1997 third quarter from $467,000 in the prior year quarter due primarily to ancillary company management fees of $1.5 million, offset by a decrease in managed facilities from three at September 30, 1996 to one at September 30, 1997.

Wages and related expenses increased $8.5 million, or 41.9%, from $20.3 million in the 1996 third quarter to $28.8 million in the current quarter. The increase is due primarily to the increase in the number of facilities operated and growth in the ancillary companies. Wages and related expenses as a percentage of revenues was 57.0% in 1996 and 48.4% in 1997.

Other operating expenses increased from $21.5 million in the 1996 third quarter to $22.0 million in the 1997 third quarter. Other operating expenses as a percentage of revenues amounted to 37.0% in the 1997 third quarter and 60.3% in the 1996 period.

Rent expense increased from $3.9 million in the 1996 third quarter to $4.0 million in the 1997 period. The increase is due primarily to the increase in the number of leased facilities operated. Rent expense as a percentage of revenues was 11.0% in the 1996 third quarter and 6.7% in the current quarter.

Interest expense amounted to $5.1 million in the 1997 third quarter compared to $1.5 million in the 1996 third quarter and increased as a percentage of revenues from 4.1% in the 1996 third quarter to 8.6% in the 1997 period. These increases are primarily the result of debt incurred and assumed in connection with acquisitions, including the $100.0 million of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "- Liquidity and Capital Resources."

Depreciation and amortization expense increased from $1.6 million in the third quarter of 1996 to $2.5 million in the 1997 third quarter. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired with the acquisition of Signature on October 31, 1996.

In the third quarter of 1996, Unison announced the planned disposition of eight nursing facilities (the "Disposition Facilities"). Of the Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain other facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets including property and equipment, goodwill, lease operating rights and other intangible assets for impairment in accordance with SFAS No. 121. Unison determined that the fair value of certain assets was less then the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3.9 million. Included in this amount is the estimated costs to sublease and exit from the Disposition Facilities. No provision for impairment losses was recorded in the third quarter of 1997.

Unison recorded income tax benefits of $929,000 and $4.8 million for the third quarter of 1997 and 1996, respectively. The effective rates of 32.2% in 1997 and 28.2% in 1996 are lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

For the nine months ended September 30, 1997, Unison recorded a net loss of $9.0 million, or $1.41 per share, compared to a net loss of $10.7 million, or $2.43 per share, for the 1996 period. Loss before income taxes amounted to $13.2 million in 1997 compared to $14.4 million in the 1996 period

Total operating revenues increased $68.5 million, or 65.8%, to $172.6 million for the nine months ended September 30, 1997 from $104.1 million in the comparable 1996 period. The increase is due to revenues from patient services which increased from $102.1 million in the 1996 period to $167.4 million in the current period. Patient days increased from 865,613, or 77.9% average occupancy in the 1996 period, to 1,145,796, or 83.2% average occupancy, in 1997. The increase in net patient service revenues is primarily attributable to (i) the increase in the number of long term care facilities operated which increased revenues by approximately $41.7 million and patient days by approximately 323,584, (ii) the growth of the pharmacy and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $23.2 million; and (iii) an increase in Unison's quality mix to 49.1% in the 1997 period quarter compared to 47.1% in the prior year period which contributed to an increase in revenues per patient day from $99.06 in the 1996 period to $114.23 in the current period. These increases were offset by a reduction in patient revenues amounting to approximately $4.8 million due to the disposition of four nursing facilities on March 1, 1997. Other operating revenues increased to $5.2 million in the 1997 period from $2.0 million in the prior year period due primarily to ancillary company management fees of $4.6 million, offset by a decrease in managed facilities from three at September 30, 1996 to one at September 30, 1997.

Wages and related expense increased $34.0 million, or 62.8%, from $54.3 million in the 1996 period to $88.3 million in the current period but decreased as a percentage of revenues from 52.1% in 1996 to 51.2% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated and an increase in corporate overhead due to Unison's acquisition program during 1996 and its accounting and information system conversions. The percentage decrease is due primarily to cost controls in the nursing facilities and staff reductions in the corporate and regional offices.

Other operating expenses increased $19.1 million, or 43.3%, from $44.1 million in the 1996 period to $63.2 million in the 1997 period due primarily to an increase in the number of facilities operated as well as increases in corporate overhead. Other operating expenses as a percentage of revenues decreased to 36.6% in the 1997 period from 42.4% in the 1996 period due in part to the Company's cost containment efforts.

Rent expense increased $1.8 million, or 16.5%, from $10.6 million in the 1996 period to $12.4 million in the 1997 period. Rent expense decreased as a percentage of revenues from 10.2% in the 1996 period to 7.2% in the current period. The dollar increase is due primarily to the increase in the number of leased facilities operated. The percentage decrease is due to (i) a higher percentage of owned facilities to total facilities in 1997 than in 1996 and (ii) the revenue growth of the Company's therapy, laboratory and pharmacy companies which, in the aggregate, recorded rent expense amounting to less than 1% of revenues in the 1997 period.

Interest expense amounted to $14.7 million in the 1997 period compared to $3.0 million in the 1996 period and increased as a percentage of revenues from 2.8% in the 1996 period to 8.5% in the current period. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100.0 million of Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See "- Liquidity and Capital Resources."

Depreciation and amortization expense increased $4.5 million, from $2.8 million in the first nine months of 1996 to $7.3 million in the 1997 period, and as a percentage of revenues from 2.7% in the 1996 period to 4.2% in the 1997 period. These increases are due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired from Signature on October 31, 1996.

In the third quarter of 1996, Unison announced the planned disposition of eight nursing facilities (the "Disposition Facilities"). Of the Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain other facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets including property and equipment, goodwill, lease operating rights and other intangible assets for impairment in accordance with SFAS No. 121. Unison determined that the fair value of certain assets was less then the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3.9 million. Included in this amount is the estimated costs to sublease and exit from the Disposition Facilities. No provision for impairment losses was recorded for the nine months ended September 30, 1997.

Unison recorded income tax benefits of $4.3 million and $3.8 million for the nine months ended September 30, 1997 and 1996, respectively. The effective tax rates of 32.2% in 1997 and 26.0% in 1996 are lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the manner in which earnings per common share ("EPS") are calculated and presented. Under SFAS 128, two EPS amounts are required: (i) basic EPS; and
(ii) diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus dilutive potential common shares outstanding such as options, warrants and convertible securities. Unison will be required to implement SFAS 128 as of December 31, 1997. Had the Company implemented SFAS 128 on January 1, 1996, the reported per share losses for the 1996 and 1997 periods would remain unchanged, as the Company's options, warrants and convertible notes are antidilutive.

LIQUIDITY AND CASH FLOWS

LIQUIDITY

Unison finances its working capital needs out of its operating cash flows and draws under a revolving credit facility. Borrowings under this credit facility amounted to $9.4 million at September 30, 1997 and $8.4 million at November 11, 1997 (the maximum amounts available based on current levels of collateral) with interest at the prime rate plus 4.0% (12.5% at September 30, 1997). There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until December 31, 1997.

The Company is working to develop lending relationships that will use the Company's available accounts receivable and other available assets to supply additional working capital. Absent additional financing, Unison's cash flows from operations and draws under its existing $10.0 million line of credit will not be sufficient to meet its debt service requirements in 1997 and beyond. Unison has not yet made the scheduled payment of interest on the Senior Notes in the amount of $6.6 million which was due on November 1, 1997. The grace period with respect to such payment expires on November 30, 1997, at which time the Senior Notes may be accelerated and payable in full. This would cause the total amount of the Senior Notes to be classified as a current liability.

The Company has been working since July 1997 on a plan to (a) reduce the Company's costs of capital and operating expenses to improve operating results;
(b) provide short-term and long-term liquidity; and (c) restructure its balance sheet and increase stockholders' equity. The key elements of this plan include:
(i) the revenue enhancement and cost control initiatives described in "- Results of Operations"; (ii) obtaining a new revolving line of credit secured by its eligible accounts receivable; (iii) completing a refinancing of the mortgage note incurred in connection with the Signature Acquisition (the "Mortgage Note"); and then (iv) depending on market conditions, an equity infusion. The Company is currently seeking to replace the Mortgage Note (and to refinance one of its leased facilities which is subject to a purchase option) with new financing in the amount of up to $40.0 million. The Mortgage Note, which had a balance at September 30, 1997 of $18.5 million, is secured by the land and buildings of six facilities obtained in the Signature Acquisition. Proceeds from these financing transactions would be used for debt service and working capital.

The Company has been unable to complete the refinancing of the Mortgage Note that would have provided the funds for the interest payment on the Senior Notes. Unison and the prospective lender have been unable to come to terms on the structure of a transaction. The Company is currently reviewing a new proposal from the prospective lender and will consider such proposal in conjunction with its other alternatives, including a possible financial restructuring. There is no assurance that the Company will be successful in effecting any refinancing of the Mortgage Note.

Even if the Company is successful in completing financing transactions of the type it is currently seeking, it will still not have sufficient liquidity to meet all of its short- and long-term debt service and capital requirements, absent significant asset sales or a substantial restructuring of its debt and lease obligations. Some of these obligations are already in default, as described below. Market conditions permitting, Unison may seek to raise additional equity through the private placement of stock, but there can be no assurance that any such equity financing will be available.

The Company may incur an extraordinary charge to earnings of up to $2.6 million from prepayment penalties and the write-off of deferred financing costs for those obligations which are proposed to be paid off with proceeds from the refinancing of the Mortgage Note.

The Senior Notes and certain of Unison's other debt and lease obligations contain covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. For example, the Senior Notes generally limit Unison's debt incurrence to an amount equal to (1) the greater of $30.0 million of secured indebtedness or the sum of 60% of inventory plus 90% of accounts receivable and (2) the greater of $10.0 million of other indebtedness or 10% of Unison's consolidated net worth (in addition to indebtedness outstanding at October 31, 1996 after giving effect to the application of the proceeds from the Senior Notes and refinancings of such indebtedness) except when its fixed charge coverage ratio after incurring the indebtedness would be greater than 2 to 1 (2.25 after December 31, 1997). As of September 30, 1997, Unison had incurred approximately $22.1 million of such secured and other indebtedness. There can be no assurance that the Company will obtain the necessary consents from its lessors and debtors in the future if it attempts to engage in one of the aforementioned types of transactions.

CASH FLOWS

At September 30, 1997, Unison had $3.8 million in cash and cash equivalents compared to $17.4 million at December 31, 1996. The Company had a working capital deficit of $29.6 million at September 30, 1997 compared to a working capital deficit at December 31, 1996 amounting to $14.0 million. Current maturities of notes and debt at September 30, 1997 amounted to $42.7 million, of which $30.6 million is classified as a current liability because Unison (i) was not in compliance with certain financial covenants of the $18.5 million Mortgage Note and (ii) was in default on loans from affiliates, of which $12.1 million was reclassified as current.

Cash used in operations for the nine months ended September 30, 1997 amounted to $7.2 million, due primarily to the net loss of $9.0 million net of noncash items.

Net accounts receivable increased $8.0 million, or 27.9%, from $28.6 million at December 31, 1996 to $36.6 million at September 30, 1997. The increase is due primarily to collection issues resulting from changes in Medicare intermediaries and high turnover in the business office and field accounting staffs who are primarily responsible for collection of accounts receivable. Days outstanding in accounts receivable for the long-term care facilities increased from 38 days at December 31, 1996 to 44 days at September 30, 1997. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at September 30, 1997, if the current trend in days outstanding continues the provision for bad debts will increase in future periods.

Net cash used in investing activities amounted to $4.0 million in the nine months ended September 30, 1997. Capital expenditures amounted to $2.3 million and expenditures for acquisitions, net of cash acquired, amounted to $659,000. Cash used for lease deposits and other assets amounted to $1.0 million.

Net cash used in financing activities amounted to $2.4 million in the nine months ended September 30, 1997 due primarily to a $2.1 million decrease in checks drawn in excess of bank balances and $503,000 expended for debt issue costs. Principal repayments of notes and long-term debt amounted to $13.2 million, which was offset by borrowings of $13.3 million. At September 30, 1997, Unison had $161.7 million in total debt (97.5% of total capitalization) compared to $157.1 million at December 31, 1996 (93.1% of total capitalization). The
Company also had aggregate minimum rent obligations of approximately $153.1 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases.

In January 1997, Unison repaid with proceeds from the Senior Notes the $8.0 million Subordinated Note payable to the former BritWill shareholders and $1.75 million of the Additional Payment Obligation due to the former BritWill shareholders. Unison's remaining obligation associated with the acquisition of BritWill is the Additional Payment Obligation amounting to $9.6 million as of September 30, 1997. The Additional Payment Obligation is payable in monthly installments of $117,000 to $166,000, which include interest at 12.0% to 14.0%, with a balloon payment of $8.1 million due August 9, 2000. The November payment of this obligation, in the amount of $117,000, is currently in arrears. Because these payments are contingent upon revenue targets that, in light of recent acquisitions, are likely to be achieved, the previously off-balance sheet Additional Payment Obligation is recorded as long-term debt and an increase in lease operating rights in the consolidated balance sheets at December 31, 1996 and September 30, 1997. Although this accounting treatment did not change the amount of cash due to the former BritWill shareholders, Unison will record an increase in amortization and interest expense in 1997 compared to 1996 in the aggregate amount of approximately $1.6 million ($1.2 million for the first nine months of 1997). In the event of a sale by Unison prior to August 9, 2000 of debt or equity securities exceeding $10.0 million, the remaining balance of the Additional Payment Obligation will be due in full.

Also in January 1997, Unison repaid $2.0 million of the Sunbelt Notes with proceeds from the Senior Notes, and the remaining $800,000 principal amount was converted into 105,196 shares of Unison Common Stock. The conversion price ($7.61) was equal to 85% of the average closing price of Unison's Common Stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.

In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511,000, paid in Convertible Notes ($1,827,000) and 238,052 shares of Unison Common Stock. The Convertible Notes are convertible into shares of Unison Common Stock at a conversion price of $2.875 per share, subject to adjustment under certain circumstances. The Convertible Notes bear interest at the rate of 12.0% per annum and the unpaid principal balance, plus accrued interest, is due on December 31, 1997.

On April 21, 1997, Unison obtained a $2.95 million loan for general working capital purposes from affiliates of two of its directors, David A. Kremser and Bruce H. Whitehead. This loan matured on November 1, 1997. On September 25, 1997, Unison borrowed an additional $1.0 million from Messrs. Kremser and Whitehead which was due on October 7, 1997. The loans bear interest at prime plus 2.0% and are secured by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries. Unison is currently in default on its obligations to repay these loans. In addition to the foregoing, the loan documents state that the collateral pledged for the working capital loans also collateralizes all other obligations which may be due to these individuals and/or entities which they control; and further that all such obligations are in default due to cross default provisions in those loan and security documents. All of these obligations total, in the aggregate, approximately $18.9 million as of September 30, 1997.

A portion of the purchase consideration for Signature was comprised of promissory notes in the amount of $1.1 million which were placed in an escrow account. Of this amount, $500,000 was due to be paid to the former shareholders of Signature on October 31, 1997. This note has not yet been paid.

OTHER FACTORS AFFECTING LIQUIDITY

The stated interest on the Senior Notes has temporarily increased to 13.50% at September 30, 1997 and it is subject to further increases of 0.25% on December 15, 1997 and at 90-day intervals thereafter (to a maximum of 14.25%) until a registration statement for the Senior Notes (or for Exchange Notes on the same terms) is filed with and declared effective by the SEC. Unison delayed filing the required registration statement while it completed work on its financial statements for 1996 and made the filing on July 3, 1997 but it has not yet been declared effective. Further delays in completing the required registration, with corresponding additional interest expense on the Senior Notes, are likely.

The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial and reporting covenants including current ratio and cash flow and maintenance of specified levels of net worth. At September 30, 1997, Unison was not in compliance with many of these covenants. At September 30, 1997, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $32.0 million (subject to increase) during the remainder of their initial terms. Unison was, as of November 12, 1997, in arrears of its rent obligations under these leases (and the BritWill Texas Leases hereinafter referred to) in the approximate amount of $874,000 plus late charges. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at September 30, 1997 and did not obtain a waiver of the covenant violations from Omega or BritWill Texas. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison. The lease covenant violations have had no impact on Unison's historical financial statements. In any event, if Unison fails soon to cure the aforementioned rent defaults (see " - Liquidity"), Omega may exercise its remedies under the leases, which would have a material adverse impact on Unison's financial condition and results of operations.

The terms of the Mortgage Note require Unison to maintain, among other things, a consolidated net worth of at least $39.0 million. Unison's net worth at September 30, 1997 was $4.2 million and, therefore, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, classified the entire obligation of $18.5 million as current. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would materially and adversely impact Unison's results of operations. Based on discussions with the lender, the Company does not believe that a declaration of default will occur, and it is attempting to refinance the Mortgage Note, as discussed above. With the exception of the classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the nine months ended September 30, 1997 as a result of the Company's noncompliance with these covenants.

Unison's accounts payable balance has increased from $10.5 million at December 31, 1997 to $13.3 million at September 30, 1997. In addition, as of November 14, 1997, the Company is obligated to certain vendors under promissory notes in the aggregate amount of $1.5 million, most of which is due in 1997. A number of the Company's significant vendors have put the Company on cash terms. The inability to pay vendors could result in a disruption of the supply of critical items which would materially adversely affect operations.

Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, that the ultimate disposition of these matters will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations. See Part II, Item 1, "Legal Proceedings."

At September 30, 1997, the aggregate amount of Unison's net intangible assets, including lease operating rights, goodwill, deferred financing costs and other intangibles, was $140.4 million. This balance represents 62.5% of Unison's total assets at September 30, 1997 and approximately 33.4 times its stockholders' equity. Should events occur that result in impairment of the Company's long-lived assets, such as unexpected increases in operating losses or potential actions by creditors and lessors of the Company because of defaults under material indebtedness and operating losses, the Company may in the future need to record a write-down of its lease operating rights or goodwill.

CONCLUSION

Because the Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses, lease obligations and debt service requirements, the Company is currently in covenant and payment default in the terms of material operating leases and indebtedness. In the absence of obtaining additional capital through refinancing of the Mortgage Note, asset sales, securing an increased revolving credit facility, consensual restructuring of debt and lease terms and/or similar measures, the Company will be unable to remedy the existing defaults and will experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's operating assets. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect or cause the cessation of the Company's operations.

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

       Martin Grossman FBO Martin Grossman Profit Sharing Plan and Alan S. Fellheimer v. Unison HealthCare Corporation, Jerry M. Walker, Craig R. Clark and Paul J. Contris, Case No. CIV 97-0583.

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

       Dr. Stanley Levine as Trustee for Lakeside Urology Limited Employee Profit Sharing Trust and Lakeside Urology Limited Employee Pension Plan
       v. Unison HealthCare Corporation Jerry M. Walker, Craig R. Clark and Paul
       J. Contris, Case. No. CIV 97-1412.

On September 8, 1997, the Court consolidated the aforesaid actions for all purposes under the title of the first filed case (Grossman). The purported class periods asserted in these actions vary, with the broadest such period beginning December 18, 1995(when Unison commenced the initial public offering of its stock (the "IPO")) and ending March 11, 1997 (when Unison announced the need for a restatement). The complaint in all these actions allege violations of Sections 10 and 20 of the Exchange Act and Rule 10b-5 thereunder in that the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated, or misrepresented the capability of

Unison's internal accounting system to reliably record and reflect its financial condition. Amended complaints in four of these actions (GROSSMAN ET AL. V. UNISON HEALTHCARE CORPORATION ET AL., GOLDSTEIN ET AL. V. UNISON HEALTHCARE CORPORATION ET AL., AMOTHY CORP. V. UNISON HEALTHCARE CORP. ET AL. and
FALKENSTEIN V. UNISON HEALTHCARE CORP. ET AL.) also allege violations of Sections 11 and 15 of the Securities Act in that the registration statement covering, and the prospectus used in connection with, the stock sold in the IPO allegedly misleadingly touted Unison's "growth strategy" and ability to control costs while failing to disclose inadequacies in its accounting system. Two actions (AMOTHY CORP. V. UNISON HEALTHCARE CORPORATION ET AL. and FALKENSTEIN V. UNISON HEALTHCARE CORPORATION ET AL.) also allege that the conduct allegedly giving rise to the alleged Exchange Act violations also violated the defendants' state law fiduciary duties as directors and officers. The individual defendants include Jerry M. Walker, Craig R. Clark, Phillip R. Rollins and Paul J. Contris, who at the time of their resignations were the President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Executive Vice President - Acquisitions and Development, respectively, of the Company, and Bruce H. Whitehead, currently Chairman of the Board of the Company. The plaintiffs in these purported class actions seek compensatory damages in unspecified amounts plus interest, attorneys' fees and costs.

In addition, an action styled JEFFREY D. VANDYKE V. CRUTTENDEN ROTH, INC., WHEAT FIRST BUTCHER SINGER, BRUCE H. WHITEHEAD, UNISON HEALTHCARE CORPORATION, JOHN T. LYNCH, JR., TROUVER CAPITAL PARTNERS, L.P., JERRY M. WALKER, PHILLIP R. ROLLINS, CRAIG R. CLARK AND PAUL J. CONTRIS has been filed in the Superior Court of the State of California (County of Orange) (Case No. 779111). Defendant John T.
Lynch, Jr. is a member of the Board of Directors of Unison; Trouver Capital Partners, L.P. is a private investment banking firm of which Mr. Lynch is a general partner, and Cruttenden Roth, Inc. and Wheat First Butcher Singer are investment banking firms that are named individually and as representatives of a purported defendant underwriter class. The Orange County action is purportedly filed on behalf of all persons who acquired Unison common stock in the Company's IPO; it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects, for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. The plaintiff seeks compensatory damages in an unspecified amount as well as interest, attorneys' fees and costs and extraordinary, equitable and injunctive relief as permitted by law or equity.

Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company is also obligated, subject to certain conditions, to indemnify the underwriters against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, that the ultimate disposition of these matters will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.

A Unison subsidiary is the defendant in an action entitled CARILLON/ALPHA LIMITED V. BRITWILL HEALTHCARE COMPANY filed, and assigned Cause No. 96-5742, in the District Court of Dallas County, Texas. Plaintiff in this action seeks compensatory damages in the amount of $216,000, allegedly for unpaid rent, for the three-month period during which premises leased to the subsidiary were vacant and the cost of releasing same, plus interest and attorneys' fees. Unison, which has asserted various defenses and intends to vigorously defend this lawsuit, nonetheless believes that an adverse outcome would not have a material effect on its financial condition or results of operations.

Items 2, 4 and 5 are not applicable.

Item 3. Defaults on Senior Securities

      (a) Defaults on payments of principal and interest:

Unison is in default on loans obtained for working capital purposes, in the aggregate principal amount of $3.95 million, from Elk Meadows Investments, L.L.C. ("Elk Meadows") and BritWill Investments Company, Ltd. ("BIC"). Elk Meadows is controlled by David A. Kremser, a member of the Board of Directors of Unison, and BIC is controlled by Bruce H. Whitehead, Chairman of the Board of Directors of Unison. Of these loans, $1.0 million was due on October 7, 1997 and $2.95 million was due on November 1, 1997. Interest payable on these loans through November 14, 1997 amounts to approximately $190,000. The loan documents state that all other obligations which may be due to these individuals and entities which they control are in default due to cross default provisions in those loan and security documents. These obligations are as follows.

A  portion  of  the  purchase  consideration  for  Signature  was  comprised  of promissory notes which were placed in an escrow account. Of these notes, $500,000 was due to be paid to Mr. Kremser and the other Signature shareholder on October 31, 1997. This note, plus accrued interest of approximately $42,000 at November 14, 1997, has not been paid.

The Company is in arrears as to the November 1997 payment, in the amount of $117,000, on the Additional Payment Obligation to the former shareholders of BritWill. The payment is comprised of principal in the amount of $96,000 and interest in the amount of $21,000. The balance of the Additional Payment Obligation at September 30, 1997 was $9.6 million.

The Company is obligated under subordinated notes payable to an affiliate of Mr. Whitehead in the aggregate amount of approximately $2.4 million. The Company is current as to principal and interest payments on these notes.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

          See Exhibit Index following the Signatures page, which index is incorporated herein by reference.

      (b) Reports filed on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNISON HEALTHCARE CORPORATION
                                           (Registrant)


Date:  November 14, 1997            /s/ Michael A. Jeffries
                                    -------------------------------------
                                    Michael A. Jeffries
                                    President and Chief Executive Officer

                                    /s/ Warren K. Jerrems
                                    -------------------------------------
                                    Warren K. Jerrems
                                    Vice President and Chief Accounting
                                    Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number
 ------

  10.1  Employment Agreement of Michael A. Jeffries

  11    Statement Re: Computation of Per Share Earnings

  27    Financial Data Schedule (included only in the EDGAR filing)