Form 10-K/A
period 1996-12-31
UNISON HEALTHCARE CORP
filed 1998-04-22
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------    PRO FORMA
               SOURCE OF REVENUES                 1993     1994     1995     1996      1996(1)
               ------------------                 -----    -----    -----    -----    ---------
Medicare........................................    3.4%     9.1%    26.9%    29.5%      30.2%
Private and other...............................   13.8     32.4     17.2     17.0       18.1
                                                  -----    -----    -----    -----      -----
     Quality mix................................   17.2     41.5     44.1     46.5       48.3
Medicaid........................................   82.8     58.5     55.9     53.5       51.7
                                                  -----    -----    -----    -----      -----
       Total....................................  100.0%   100.0%   100.0%   100.0%     100.0%
                                                  =====    =====    =====    =====      =====

---------------
(1) Adjusts for the Completed Acquisitions and the Dispositions as though such transactions occurred as of the first day of the period presented.

ACQUISITIONS


     On October 31, 1996, Unison acquired Signature. At the date of acquisition, Signature operated 11 long-term care facilities with 1,043 licensed beds and two assisted living facilities with 124 units and had current assets of $9.7 million, land, buildings and improvements with a net book value of $16.6 million, other assets with a net book value of $3.6 million, long-term debt of $18.5 million and other liabilities of $9.4 million. Signature provides rehabilitation services through its related company, RehabWest. Signature's long-term care facilities generally offer the same types of services as are provided by Unison's other facilities.


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

                                                                                 DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                    1994                 1995                 1996           1996 AS ADJUSTED(1)
                                             ------------------   ------------------   ------------------   ---------------------
                  STATE                      FACILITIES   BEDS    FACILITIES   BEDS    FACILITIES   BEDS    FACILITIES      BEDS
                  -----                      ----------   -----   ----------   -----   ----------   -----   ----------      -----
Long-term care facilities:
  Florida.................................        2         210        1         150        1         150        1            150
  Indiana.................................        1         162       12       1,081       12       1,073        9            804
  Michigan................................        1          71        2         307        2         307        2            307
  Nevada..................................        1          99        1          99        1          99        1             99
  Pennsylvania............................        1          74        1          74        1          74        1             74
  Tennessee...............................        1          89        2         176        1          89        1             89
  Alabama.................................        3         337        2         189        2         189        2            189
  Arizona.................................        1         115        1         115        7         685        7            685
  Idaho...................................        2         183        2         183        2         183        2            183
  Kansas..................................        1          59        3         208        2         106        2            106
  Washington..............................        2         222        2         222        2         187        2            187
  Texas...................................       --          --       16       1,825       16       1,837       13          1,469
  Colorado................................       --          --       --          --        5         476        5            476
                                                 --       -----       --       -----       --       -----       --          -----
                                                 16       1,621       45       4,629       54       5,455       48          4,818
                                                 --       -----       --       -----       --       -----       --          -----
Assisted and independent living
  facilities:
  Pennsylvania............................        1          30        1          30        1          32        1             32
  Alabama.................................        3          74        3          82        3          82        3             82
  Tennessee...............................       --          --        1         117       --          --       --             --
  Idaho...................................       --          --       --          --        1          60        1             60
  Indiana.................................       --          --       --          --        1          22        1             22
  Arizona.................................       --          --       --          --        2         124        2            124
                                                 --       -----       --       -----       --       -----       --          -----
                                                  4         104        5         229        8         320        8            320
                                                 --       -----       --       -----       --       -----       --          -----
    Total.................................       20       1,725       50       4,858       62       5,775       56          5,138
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


     Unison believes that its facilities substantially comply with the various state licensure and Federal certification requirements applicable to them. However, in the ordinary course of its business, Unison sometimes receives notices of alleged deficiencies for failure to comply with regulatory requirements. Unison reviews such notices and attempts to take corrective action. Unison's facilities sometimes receive notices from state agencies which result in fines and/or the agencies taking steps to decertify the facilities from participation in Medicare and Medicaid programs. In one instance, Unison paid or agreed to pay monetary penalties totaling $134,225 (following reductions due to waiver of appeal rights) for violations of Medicare regulations and approximately $16,000 for violations of state regulations, and voluntarily terminated the participation of that facility in the Medicare program and transferred residents to other facilities. This instance involved Unison's Hillside Care Center located in Bonner Springs, Kansas. Hillside is currently closed and is one of the Disposition Facilities. Also in 1996 the Company received notices of monetary penalties in the aggregate amount of approximately $168,000 for violations of Medicare regulations at two of its Texas facilities. These fines are currently being appealed. The Company received no significant monetary penalties in 1997.


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


     HCFA recently promulgated rules applying salary equivalency guidelines to certain speech and occupational therapy services, while updating physical and respiratory therapy guidelines. The new rates for occupational therapy and speech language pathology services are lower than the Medicare reimbursement rates currently received by Unison for these services. The imposition of salary equivalency guidelines on speech language pathology and occupational therapy services could significantly impact Unison's margins.


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


     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company is also obligated, subject to certain conditions, to indemnify the underwriters against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, that the ultimate disposition of these actions will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.



     Certain of the Company's subsidiaries were defendants in an action styled Texas Star Therapy, Inc. v. Emory Care Center, Inc., et al. that was filed in June 1996 in the District Court of Shelby County, Texas, and subsequently transferred (as Cause No. 96-07767-B) to Dallas County. Plaintiff sought $517,000 in unpaid fees for therapy services rendered as well as interest, penalties, attorneys' fees and costs. Pursuant to the terms of a settlement agreement entered into in May 1997, Unison is obligated to remit to the plaintiff the sum of $875,000 in a series of payments that commenced in June and culminated in November 1997.


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


     Adjustments to the nine-month statement of operations as originally reported resulted in (i) a decrease in revenues of $3,713,000; (ii) an increase in operating expenses (other than fixed costs) in the aggregate amount of $8,271,000; (iii) an increase in fixed costs (rent, interest, depreciation and amortization) amounting to $1,476,000; and (iv) an increase in impairment losses of $1,865,000. The decrease in revenues resulted primarily from adjustments to third party settlement receivables. These adjustments were attributable to corrections, based on a detailed review of source documents, to cost data which impact the calculation of Medicare rates used to record revenues. The increase in operating expenses resulted primarily from (i) additions to reserves for doubtful accounts related to management fees receivable and patient accounts receivable; (ii) reserves for potential liabilities for gross receipts taxes and related penalties and interest; (iii) write-off of fully amortized prepaid expenses; and (iv) previously unrecorded liabilities. The adjustments to increase fixed costs by $1,476,000 were comprised primarily of (a) additional rent expense related to escalating rent provisions in certain of the Company's facility leases; (b) adjustments to increase amortization expense, due in part to reductions to the amortization periods of goodwill related to certain acquisitions based on an analysis of the future benefit of such assets; and (c) the write-off of deferred financing charges related to debt which was refinanced. The adjustment to increase impairment losses resulted from an evaluation of the Company's long-lived assets in accordance with SFAS No. 121. The total provision for impairment losses as revised includes (1) adjustments to reduce the carrying value of certain long-lived assets to fair market value and
(2) a provision for estimated losses on the disposition of facilities. See
"-- Results of Operations." No attempt was made to determine the particular fiscal quarter or quarters to which the adjustments causing the restatement pertain, and all of the adjustments were confined to the third quarter of 1996. Because of the considerable costs and difficulty involved and inasmuch as it would take months of effort to do a precise allocation, if indeed such an allocation is possible, Unison does not believe it is in the best interests of its shareholders to expend the Company's limited resources on that effort and has instead focused on improving its information systems.



     The Company has taken the following steps which it believes will remedy these problems and prevent them from recurring. First, Unison curtailed its acquisition program in 1997. Second, in April 1997, Unison accepted the resignations of several of its principal officers, including its chief executive officer and chief financial officer. Third, several managers in accounting and finance were replaced in 1997. Fourth, the Company hired a new CEO in September 1997 and a new CFO in April 1998. Fifth, in the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems.



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


     High Leverage and Limited Capital Resources. At December 31, 1996, Unison had approximately $157,138,000 in total long-term indebtedness, which was approximately 93.1% of its total capitalization. It also has significant long-term operating lease obligations (approximately $15,492,000 for 1997 and $164,743,000 in the aggregate). All of Unison's cash flow and availability under its current line of credit, together with additional funds from sources yet to be developed, will be needed for the next year and beyond in order to satisfy its working capital, debt service and lease obligations. The Company anticipates that it will need at least $10,000,000 of additional outside financing to meet its cash flow requirements for the remainder of 1997. See "-- Liquidity and Capital Resources." The Senior Notes and Unison's other indebtedness and lease obligations include certain covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, the making of restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. For example, the Senior Notes generally limit Unison's debt incurrance to an amount equal to (1) the greater of $30 million of secured indebtedness or the sum of 60% of inventory plus 90% of accounts receivable and (2) the greater of $10 million of other indebtedness or 10% of Unison's consolidated net worth (in addition to indebtedness outstanding on October 31, 1996 after giving effect to the application of the proceeds from the Senior Notes and refinancings of such indebtedness) except when its Fixed Charge Coverage Ratio after incurring the indebtedness would be greater than 2 to 1 (2.25 after December 31, 1997). As of June 30, 1997, Unison had incurred approximately $17,490,000 of such secured and other indebtedness. There can be no assurance that the Company will obtain the necessary consents from its lessors and debtors in the future if it attempts to engage in one of the aforementioned types of transactions. See "-- Liquidity and Capital Resources".


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


     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against liabilities represented by the above described actions and related expenses. The Company is also obligated, subject to certain conditions, to indemnify the underwriters against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, the ultimate disposition of these actions will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.


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


     Difficulties in Integrating Acquired Facilities and Services; Increases in Intangible Assets. A key element of Unison's business strategy during 1995 and 1996 was to expand through the leasing of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary health care businesses or services. The acquisitions of BritWill, Signature, Sunbelt, RehabWest, and Ampro and the formation of Quest were in pursuance of this strategy. Acquisitions are inherently risky due to the possibility of unknown and unforeseen contingencies affecting the new businesses and due to costs of integrating acquired operations into the overall enterprise. These risks have impacted and may continue to impact Unison's financial performance. For example, difficulties in integrating acquired facilities within Unison's financial reporting and management information systems were a substantial factor contributing to the need to restate Unison's financial statements for the nine months ended September 30, 1996. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods. Although Unison has substantially curtailed its acquisition strategy, its corporate overhead increased during the second half of 1996 in the expectation that the number and size of acquisitions would continue to grow. This expansion has made it difficult to reduce costs in response to liquidity challenges. Unison's acquisitions have also resulted in material increases in its intangible assets. At December 31, 1996, the aggregate amount of Unison's net intangible assets, including lease operating rights, goodwill, deferred financing costs and other intangibles, was $142,212,000. This balance represents 61.6% of Unison total assets at December 31, 1996 and approximately
12.2 times its stockholders' equity. Amortization expense related to intangible assets is expected to amount to approximately $6,746,000 in 1997. In addition, should events occur that result in impairment of the Company's long-lived assets, such as unexpected increases in operating losses, the Company may in the future need to record a write-down of its lease operating rights or goodwill.

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


     Loan and Lease Covenant Violations. Unison is not in compliance with certain covenants under mortgage loans with one lender for six health care facilities acquired in connection with the acquisition of Signature Health Care Corporation and affiliated companies and the lease agreements for 20 facilities leased from Omega and BritWill Texas. A waiver from Omega for these financial covenant violations expired April 12, 1997, and the Company and Omega are negotiating the terms of revised covenants for the future. See "-- Liquidity and Capital Resources." There can be no assurance, however, that such negotiations will be successfully concluded. The Company has not obtained a separate waiver of the covenant violations from BritWill Texas. An acceleration of Unison's obligations under any of its financial instruments or an actionable default under any of its facilities leases could have a material adverse impact on Unison.



     Reliance on Reimbursement from Government Sources. Unison is reimbursed under the Medicare program for its actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, Unison's costs for care delivered to Medicare patients in certain of its long-term and specialty health care facilities have exceeded the routine costs limits in the aggregate amounts of $1,800,000 and $2,260,000 in 1995 and 1996, respectively. The Company has filed 18 exception requests with HCFA with respect to 1995, requesting reimbursement for the excess costs. Unison was granted interim (pending audit) routine cost limit exceptions for 16 of the 18 facilities in the aggregate amount of approximately $1,500,000. However, in the fourth quarter of 1997, the fiscal intermediary audited the Company's 1995 Medicare cost reports and, as a result, the Company recorded a provision for potential audit adjustments of approximately $1,200,000. The Company will file exception requests related to 1996 when it receives final resolution with respect to 1995 allowable costs. Unison's failure to recover excess costs or to obtain such exceptions could adversely affect Unison's results of operations.



     HCFA recently promulgated rules applying salary equivalency guidelines to certain speech and occupational therapy services. The rates for these services are lower than the Medicare reimbursement rates currently received by Unison for these services. For the year ended December 31, 1996, Unison's revenues and contribution margin from speech and occupational therapy services amounted to $14,917,000 and $5,725,000, respectively. At the same time, HCFA updated its reimbursement rates for physical therapy services, which accounted for more than 70% of Unison's total therapy revenues in 1996. The Company believes that the increased rates for physical therapy will mitigate any adverse economic impact of the changes in speech and occupational therapy reimbursement. There can be no assurance that future legislation, regulatory changes or interpretations of the regulations will not have a material adverse effect on the operations of the Company.


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

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
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

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
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

                                                       AT DECEMBER 31,
                                                    ----------------------    PRO FORMA
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

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------    PRO FORMA
                                                    1994      1995      1996       1996
                                                   ------    ------    ------    ---------
Percentage of total revenues:
  Long-term care.................................   67.4%     87.6%     81.0%       84.1%
  Therapy contracts..............................     --        --       8.9         7.5
  Pharmacies.....................................     --       1.0       4.6         3.8
  Medicare Part B billing and supply.............     --       0.9       1.1         1.0
  Laboratory services............................   32.6      10.5       4.4         3.6
                                                   -----     -----     -----       -----
     Total.......................................  100.0%    100.0%    100.0%      100.0%
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

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------   PRO FORMA
                                                       1994     1995     1996      1996
                                                      ------   ------   ------   ---------
Medicare...........................................     9.1%    26.9%    29.5%      30.2%
Private and other..................................    32.4     17.2     17.0       18.1
                                                      -----    -----    -----      -----
  Quality Mix......................................    41.5     44.1     46.5       48.3
Medicaid...........................................    58.5     55.9     53.5       51.7
                                                      -----    -----    -----      -----
  Total............................................   100.0%   100.0%   100.0%     100.0%
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


     Income Tax Expense (Benefit). Unison recorded an income tax credit for 1996 amounting to $8,356,000, or 26.3% of pretax loss of $31,794,000. The effective tax rate is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax; and (iii) the valuation allowance established against deferred tax assets. The Company recorded a valuation allowance at December 31, 1996 amounting to $1,528,000 against tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. The net operating losses of these particular subsidiaries arose prior to the subsidiaries' acquisition by Unison, and must be offset by taxable income of the same companies. The valuation allowance was established due to the uncertainty of the ultimate realization of these tax benefits based upon past performance and expiration dates. The Company will recognize these benefits only as reassessment demonstrates that they are realizable.



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


     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000 and a minimum current ratio (current assets to current liabilities) consolidated for the six properties of at least 1.45 to 1 during 1996 and a debt service coverage ratio (as defined) for the four preceding quarters consolidated for the six properties of at least
1.5 to 1. While the minimum current ratio and debt service ratios consolidated for the six properties were in compliance with the debt covenants, Unison's consolidated net worth was $11,689,000 as of December 31, 1996 and, accordingly, the Company was not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,640,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe, based on discussions with the lender, that a declaration of default will occur, it is considering a refinancing of the Mortgage Note as discussed below.


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


     Unison finances its working capital needs with cash provided by its operations and draws under a $10,000,000 revolving credit facility. Borrowings under this credit facility currently bear interest at the prime rate plus 4.0% and are secured by certain of Unison's eligible accounts receivable. On October 31, 1996, Unison repaid the outstanding balance of $8,900,000 (plus $200,000 of fees) with proceeds from the Senior Notes. There were no outstanding borrowings under this credit facility at December 31, 1996. In March 1997, Unison paid a management fee (in lieu of a termination fee) of $500,000. The lender agreed that the existing facility would remain in place at Unison's option until December 31, 1997 (subsequently extended to June 30, 1998). At July 31, 1997, $8,333,000 (the maximum amount available based on current levels of collateral) was outstanding under this line of credit with interest at 12.5% per annum.



     The Company believes that, absent additional financing, its cash flows from operations and draws under its existing $10,000,000 line of credit will not be sufficient to meet all of its debt service requirements in 1997 and beyond.



     The Company has been working since July 1997, on a plan designed to: (i) reduce its costs of capital and operating expenses to improve operating results;
(ii) provide short-term and long-term liquidity; and (iii) restructure its balance sheet and increase stockholders' equity. The key elements of the plan include: (i) reductions in controllable costs as described in "-- Overview";
(ii) obtaining a new revolving line of credit secured by its eligible accounts receivable; (iii) completing a refinancing of the Mortgage Note incurred in connection with the Signature Acquisition; and then, (iv) depending on market conditions, an equity infusion. The Company is currently seeking to replace the Mortgage Note (and to refinance one of its leased facilities which is subject to a purchase option) with new financing in the amount of up to $40.0 million. The Mortgage Note had a balance at September 30, 1997 of $18.5 million. Proceeds from these financing transactions would be used for debt service and working capital. There is no assurance that the Company will be successful in effecting any refinancing of the Mortgage Note.



     Even if the Company is successful in completing refinancing transactions of the type it is currently seeking, it will still not have sufficient liquidity to meet all of its short- and long-term debt service and capital requirements, absent significant asset sales or a substantial restructuring of its debt and lease obligations. Some of these obligations are already in default, as described below. Market conditions permitting, Unison may seek to raise additional equity through the private placement of stock, but there can be no assurance that any such equity financing will be available.



     If the Company completes the recapitalization plan outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and the write-off of deferred financing costs related to the obligations which are proposed to be paid off.



     On April 21, 1997, the Company obtained a $2,950,000 loan for general working capital purposes from affiliates of two of its directors, Messrs. Kremser and Whitehead. This loan matured on November 1, 1997. On September 25, 1997, Unison borrowed an additional $1.0 million from Messrs. Kremser and Whitehead which was due on October 7, 1997. The loans bear interest at prime plus 2.0% and are secured by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries. Unison is currently in default on its obligations to repay these loans. In addition to the foregoing, the loan documents state that the collateral pledged for the working capital loans also collateralized all other obligations which may be due to these individuals and/or entities which they control; and further that all such obligations are in default due to cross default provisions in those loan and security documents. All of these obligations total, in the aggregate, approximately $18.9 million as of September 30, 1997. The Company has not obtained a waiver of the defaults on its obligations in the loan and security documents described above. An acceleration of Unison's obligations under these financial instruments could have a material adverse effect on Unison.



     On December 1, 1997, Unison completed the private placement of $20.0 million of its 13% Senior Notes due 1999 (the "13% Notes"). The net proceeds to the Company of $19.2 million were used for debt service, including the semiannual payment of interest on the 12.25% Senior Notes amounting to $6.7 million, and for working capital. The Company has not made the interest payment due March 1, 1998 on the 13% Notes in the amount of $650,000.



     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At December 31, 1996, Unison was not in compliance with many of these covenants. At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,900,000 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios. Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega waived noncompliance by Unison, through April 12, 1997, of the violations of the financial covenants related to both Unison's leases with Omega and the BritWill Texas Leases. The Company is not in compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the year ended December 31, 1996 as a result of the Company's covenant defaults on its debt and lease agreements. Unison was, at December 31, 1997, in arrears of its rent obligations under these leases in the approximate amount of $1.3 million plus late charges. On January 7, 1998, three of Unison's subsidiaries (BritWill Investments -- I, Inc., BritWill Investments -- II, Inc., and BritWill Indiana Partnership) filed for protection under Chapter 11 of the federal bankruptcy laws. These subsidiaries operate a total of 26 facilities in Texas and Indiana including the facilities leased from Omega and BritWill Texas. The filings were necessitated by actions taken by Omega to terminate or otherwise enforce contractual arrangements under the leases. The subsidiary filings do not affect Unison's operations outside of Texas and Indiana.



     Because the Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses, lease obligations and debt service requirements, the Company is currently in covenant and payment default in the terms of material operating leases and indebtedness. In the absence of obtaining additional capital through the refinancing of the Mortgage Note, asset sales, securing an increased revolving credit facility, consensual restructuring of debt and lease terms and/or similar measures, the Company will be unable to remedy the existing defaults and will experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's operating assets. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect or cause the cessation of the Company's operations.


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


     The following table sets forth certain information with respect to the current directors and executive officers of the Company at September 12, 1997.


                 NAME                    AGE             POSITION WITH THE COMPANY
                 ----                    ---             -------------------------
Michael A. Jeffries....................   47    President and Chief Executive Officer
Phillip R. Rollins.....................   39    Executive Vice President-Operations,
                                                Chief Operating Officer, Director
James A. Rice..........................   50    Executive Vice President, General Counsel
                                                and   Secretary
L. Robert Oberfield....................   59    President, Quest Pharmacies, Inc.
Paul G. Henderson......................   41    President, Sunbelt Therapy Management
                                                Services, Inc.
Terry Troxell..........................   46    Senior Vice President - Clinical Operations
William G. Allen, Jr...................   46    Senior Vice President - Operations
Clayton Kloehr.........................   40    Senior Vice President and Treasurer
Bruce H. Whitehead(1)..................   44    Chairman of the Board, Director
David A. Kremser(1)(3)(4)..............   49    Director
John T. Casey(2)(3)....................   51    Director
Tyrrell L. Garth(2)....................   48    Director
John T. Lynch, Jr.(1)(3)...............   49    Director
Mark W. White(2)(3)....................   57    Director

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

                         SUMMARY COMPENSATION TABLE (1)


                                                                       LONG-TERM
                                                                      COMPENSATION
                                                       ANNUAL         ------------
                                                    COMPENSATION       SECURITIES
                                                 ------------------    UNDERLYING
                                                  SALARY     BONUS    OPTIONS/SARS    ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR     ($)        ($)        (#)(2)      COMPENSATION
      ---------------------------         ----   --------   -------   ------------   ------------
Jerry M. Walker,........................  1996   $275,000   $41,250      33,924
  President, Chief Executive Officer(3)   1995    200,000   $37,500      33,924
                                          1994    161,952
Phillip R. Rollins,.....................  1996   $220,000   $33,000      73,924
  Executive Vice President -              1995    200,000    30,000      33,924
  Operations, Chief Operating Officer     1994    138,515

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                       ANNUAL         ------------
                                                    COMPENSATION       SECURITIES
                                                 ------------------    UNDERLYING
                                                  SALARY     BONUS    OPTIONS/SARS    ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR     ($)        ($)        (#)(2)      COMPENSATION
      ---------------------------         ----   --------   -------   ------------   ------------
Craig R. Clark,.........................  1996   $220,000   $33,000     133,924
  Executive Vice President,               1995    184,373    30,000      33,924        $175,000(5)
  Chief Financial Officer                 1994     14,231    20,000                      88,250(6)
  and Chief Accounting Officer(4)
Paul J. Contris,........................  1996   $220,000   $33,000      73,924
  Executive Vice President -              1995    200,000    30,000      33,924
  Acquisitions and Development(7)         1994    138,515
L. Robert Oberfield,....................  1996   $136,800                16,185
  President, Quest Pharmacies, Inc.       1995     64,000                 6,185


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

                                             INDIVIDUAL GRANTS
                            ----------------------------------------------------
                                              PERCENT OF
                                                TOTAL                               POTENTIAL REALIZABLE VALUE
                               NUMBER OF       OPTIONS                                AT ASSUMED ANNUAL RATES
                              SECURITIES      GRANTED TO   EXERCISE                 OF STOCK PRICE APPRECIATION
                              UNDERLYING      EMPLOYEES    OR BASE                      FOR OPTION TERM(2)
                            OPTIONS GRANTED   IN FISCAL     PRICE     EXPIRATION    ---------------------------
           NAME                 (#)(1)           YEAR       ($/SH)       DATE         5% ($)          10% ($)
           ----             ---------------   ----------   --------   ----------    -----------     -----------
Jerry M. Walker...........      33,924(3)        4.97%      $9.00     8/10/2005      $192,012        $486,595
Phillip R. Rollins(5).....      33,924(3)        4.97        9.00     8/10/2005       192,012         486,595
                                40,000(4)        5.86        9.50      9/6/2006       238,980         605,622
Craig R. Clark............      33,924(3)        4.97        9.00     8/10/2005       192,012         486,595
                                60,000           8.79        9.00      9/6/2006       339,603         860,621
                                40,000(4)        5.86        9.50      9/6/2006       238,980         605,622
Paul J. Contris...........      33,924(3)        4.97        9.00     8/10/2005       192,012         486,595
                                40,000(4)        5.86        9.50      9/6/2006       238,980         605,622
L. Robert Oberfield(5)....       6,185(3)         .91        9.00     8/10/2005        35,007          88,716
                                10,000(4)        1.46        9.50      9/6/2006        59,745         151,406

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

                                                               NUMBER OF
                                                              SECURITIES              VALUE OF
                                                              UNDERLYING             UNEXERCISED
                                                              UNEXERCISED           IN-THE-MONEY
                                                              OPTIONS AT             OPTIONS AT
                                                          FISCAL YEAR-END (#)    FISCAL YEAR-END ($)
                                                             EXERCISABLE/           EXERCISABLE/
NAME                                                         UNEXERCISABLE        UNEXERCISABLE(1)
----                                                      -------------------    -------------------
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

                               1996 OPTION GRANTS
                            UNISON STOCK OPTION PLAN

                                                                  NUMBER OF
NAME AND POSITION                                               OPTION SHARES
-----------------                                               -------------
Jerry M. Walker, President, CEO.............................             0
Phillip R. Rollins, Executive Vice President................        40,000
Craig R. Clark, Executive Vice President....................       100,000
Paul J. Contris, Executive Vice President...................        40,000
L. Robert Oberfield, President,
  Quest Pharmacies, Inc.....................................        10,000
Executive Group (8 persons).................................       224,000
Non-Executive Director Group................................        92,500
Non-Executive Officer Employee Group........................       188,412

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

                                                              SHARES BENEFICIALLY OWNED(1)
                                                              ----------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                NUMBER            PERCENT
--------------------------------                              ----------          --------
David A. Kremser(2).........................................  1,540,431            23.80%
Bruce H. Whitehead(3).......................................    477,335             7.41
U.S. Bancorp(4)
  111 SW Fifth Avenue
  Portland, Oregon 97204....................................    369,100             5.75
Jerry M. Walker(5)..........................................    287,946             4.48
Phillip R. Rollins(6).......................................    364,098             5.62
Paul J. Contris(7)..........................................    107,000             1.67
John T. Lynch, Jr.(8).......................................    214,331             3.30
Craig R. Clark(9)...........................................     38,022                *
Mark W. White(10)...........................................     19,788                *
Tyrrell L. Garth(11)........................................     16,746                *
John T. Casey(12)...........................................     18,746                *
L. Robert Oberfield(13).....................................      8,961                *
All executive officers and directors as a group (16
  persons)(17)..............................................  3,183,373            47.63

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


     - On April 21, 1997, the Company obtained a $3.0 million loan for general working capital purposes from Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd., as joint lenders. Elk Meadows Investments, L.L.C. is controlled by David Kremser and BritWill Investments Company,

Ltd. is controlled by Bruce Whitehead. The loan matured on November 1, 1997. On September 25, 1997, Unison borrowed an additional $1.0 million from these entities which matured on October 7, 1997. Interest accrues on the loans at the
      Prime Rate plus 2%, subject to an increase in the rate upon a default. The Company paid a loan fee of $29,500 at the closing, and also agreed to pay all of the lenders' out of pocket fees and costs, including attorneys fees and costs, in an amount not yet determined or demanded by the lenders. Repayment of the loans is secured by (i) a pledge from the Company of approximately $5 million of accounts receivable generated by certain of the Company's affiliates and assigned to the Company, and (ii) a pledge from the Company of its stock in those affiliates of the Company that either assigned their accounts receivable to the Company so they could be pledged by the Company as security for the subject loan or control the entities that assigned such accounts receivable. The collateral securing the loan also secures repayment of other obligations owing from the Company and its affiliates to Messrs. Whitehead and Kremser, and to individuals and entities related to them. Unison is currently in default on its obligations to repay these loans.


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


     The Company entered into a services agreement with Mr. Kremser commencing March 31, 1997. As compensation for his services to the Company in all capacities, Mr. Kremser is entitled to cash compensation of $7,500 per week plus expenses as well as immediately vested options for 50,000 shares of Unison common stock. The exercise price of these options is $2.875 (market value at the grant date), which approximates the fair value of consideration received. Cash compensation ended in September 1997, when Mr. Kremser's tenure as interim CEO ended, and the options will terminate on March 31, 2002. Mr. Kremser and the Company are also parties to an indemnification agreement and a tolling agreement in respect of claims he may have against the Company. The Company has also entered into an agreement with Woodhill Capital Corporation, an entity of which Mr. Lynch is president and sole shareholder, providing for the services of Mr. Lynch on the Executive Committee and as a financial advisor beginning March 1, 1997. Under the terms of the agreement, Woodhill is entitled to receive $15,000 per month plus expenses and Mr. Lynch is granted options to purchase 50,000 shares of Unison Stock at $3.125 per share, fully vested. The agreement is terminable by either party with two weeks' notice.



     Mr. Oberfield, one of Unison's executive officers, serves as the president and is the minority shareholder of its Quest subsidiary. He receives compensation based in part upon the earnings of the subsidiary. The Shareholders Agreement between Mr. Oberfield and the Company contains a put and call feature whereby, beginning May 1, 1998 and each May thereafter (the "Trigger Date"), Unison may require Mr. Oberfield to sell his stock in the subsidiary (the "Quest Stock") to Unison or Mr. Oberfield may require Unison to purchase his Quest Stock. The price of the shares of Quest Stock will be determined as (a) 100% of the price/earnings ratio of Unison's Common Stock as of the applicable Trigger Date multiplied by (b) an annualized estimate of Quest's consolidated net income (based on earnings for the three-month period immediately preceding the Trigger
Date) multiplied by (c) Mr. Oberfield's percentage share (currently 25%) of the total outstanding Quest Stock (currently 10,000 shares). Consideration for the Quest Stock may be in the form of cash, promissory note, or, at Mr. Oberfield's option, shares of Unison Common Stock.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. FINANCIAL STATEMENTS.

                                                              PAGE
                                                              ----
UNISON HEALTHCARE CORPORATION
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   F-5
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994.........................   F-6
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1996, 1995, and 1994.....   F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   F-8
Notes to Consolidated Financial Statements..................   F-9

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors..............................  F-29
Report of Independent Accountants...........................  F-30
Consolidated Balance Sheet as of June 30, 1995..............  F-31
Consolidated Statements of Operations for the year ended
  December 31, 1994, six months ended June 30, 1995 and one
  month ended July 31, 1995.................................  F-32
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1994 and six months ended June 30,
  1995......................................................  F-33
Consolidated Statements of Cash Flows for the year ended
  December 31, 1994, six months ended June 30, 1995 and one
  month ended July 31, 1995.................................  F-34
Notes to Consolidated Financial Statements..................  F-35

     2. FINANCIAL STATEMENT SCHEDULES.

UNISON HEALTHCARE CORPORATION
Schedule II Valuation and Qualifying Accounts...............   S-1

BRITWILL HEALTH CARE COMPANY
Schedule II Valuation and Qualifying Accounts...............   S-2

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

 .39    10   [Intentionally Omitted]
  10.40     Management Services Agreement between Unison and Lake City
            Nursing Homes, Inc., dated December 1, 1993 (incorporated by reference to Exhibit 10.40 to the Registration Statement on
            Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.41     Lease Contract and Agreement between BritWill
            Investments -- Texas, as Lessor and BritWill -- II, as
            Lessee, dated December 1, 1993, for Four States Care Center,
            Heritage Plaza Nursing Center, Pine Haven Care Center,
            Reunion Plaza Senior Care and Retirement Center and
            Texarkana Nursing Center (incorporated by reference to
            Exhibit 10.41 to the Registration Statement on Form S-1
            filed on October 2, 1995, File No. 33-97662)
  10.42     Management Agreement between Sherwood HealthCare Corp. and
            BritWill Investments -- Indiana, dated November 1, 1991, as amended, for Capital Care, Parkview, Sunset Manor,
            Boonville, Holiday Manor, Kendallville Manor and Owensville
            (incorporated by reference to Exhibit 10.42 to the
            Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.43     Management Agreement between Cedar Care, Inc. and BritWill
            Investments -- Indiana, dated November 1, 1991, as amended, for Cedar Crest, Country Side, English, Harty, Lockerbie and
            Willow Manor (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 filed on October 2,
            1995, File No. 33-97662)
  10.44     [Intentionally Omitted]
  10.44.1   Lease for Oakwood Nursing Care Center*
  10.45     Lease for Elkhart Nursing Home (incorporated by reference to
            Exhibit 10.45 to the Registration Statement on Form S-1
            filed on October 2, 1995, File No. 33-97662)
  10.46     Management Services Agreement between the Company and
            Marshall Manor (Michigan), dated September 15, 1992
            (incorporated by reference to Exhibit 10.46 to the
            Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.47     Leases for Center (aka Pine Grove Care Center) and
            Waxahachie (aka Pleasant Manor Living Center) with BritWill
            Investments -- Texas (incorporated by reference to Exhibit
            10.47 to the Registration Statement on Form S-1 filed on
            October 2, 1995, File No. 33-97662)
  10.48     Management Services Agreement between the Company and
            HP/HealthCare Acquirors, Inc. for Windsor Manor
            (incorporated by reference to Exhibit 10.48 to the
            Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.49     Management Services Agreement for Bayshore Convalescent
            Center (incorporated by reference to Exhibit 10.49 to the
            Registration Statement on Form S-1 filed on October 2, 1995,
            File No. 33-97662)
  10.50     Lease for Henry Clay Villa, dated July 1, 1995 (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)
  10.51     Lease for Marshall Manor Nursing Home (Alabama)
            (incorporated by reference to Exhibit 10.51 to Amendment No.
            1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.52     [Intentionally Omitted]
  10.53     [Intentionally Omitted]
  10.54     [Intentionally Omitted]
  10.55     Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit 10.55 to Amendment No. 1 to the
            Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)

 .56    10   Management Services Agreement for Peachtree Nursing Center (aka Smyrna Nursing Center)
            and Rehabilitation Facility, dated September 15, 1993 (incorporated by reference to
            Exhibit 10.56 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.57     Management Services Agreement for St. Barnabas Nursing Home, and Retirement
            Apartments, dated January 12, 1995 (incorporated by reference to Exhibit 10.57 to
            Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995,
            File No. 33-97662)
  10.58     [Intentionally Omitted]
  10.59     Lease for Boonville Convalescent Center (incorporated by reference to Exhibit 10.59 to
            Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995,
            File No. 33-97662)
  10.60     [Intentionally Omitted]
  10.61     [Intentionally Omitted]
  10.62     [Intentionally Omitted]
  10.63     Sublease for Holiday Manor (incorporated by reference to Exhibit 10.63 to Amendment
            No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No.
            33-97662)
  10.64     [Intentionally Omitted]
  10.65     [Intentionally Omitted]
  10.66     Lease for Owensville Convalescent Center (incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.67     [Intentionally Omitted]
  10.68     [Intentionally Omitted]
  10.69     [Intentionally Omitted]
  10.70     Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
            1995, File No. 33-97662)
  10.71     Lease for Bonner Health Center, dated February 1, 1995 (incorporated by reference to
            Exhibit 10.71 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.72     Lease for Hillside Care Center (aka Prairie Manor), dated February 1, 1995
            (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.73     Lease for Oswego Manor, dated March 2, 1994 (incorporated by reference to Exhibit
            10.73 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November
            16, 1995, File No. 33-97662)
  10.74     [Intentionally Omitted]
  10.75     Lease for SunCrest HealthCare Center, dated September 14, 1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on Form
            S-1 filed on November 16, 1995, File No. 33-97662)
  10.76     Sublease for The Oaks of Boise (aka Franciscan Health Care Center of Boise)
            (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registration
            Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
  10.77     Lease for Mountainside Care Center (aka Sandpoint Manor) and St. Francis Preschool and
            Childcare Center (incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the
            Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

 .77.1  10   Sublease for Mountainside Care Center (incorporated by reference to Exhibit 10.77.1 to
            Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995,
            File No. 33-97662)
  10.78     [Intentionally Omitted]
  10.79     Lease for White Pine Care Center, dated November 1, 1994 (incorporated by reference to
            Exhibit 10.79 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.80     [Intentionally Omitted]
  10.81     [Intentionally Omitted]
  10.82     [Intentionally Omitted]
  10.83     Lease for Green Acres Nursing Home, dated August 30, 1995 (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.84     Lease for Hemphill Care Center, dated September 1, 1994 (incorporated by reference to
            Exhibit 10.84 to Amendment No. 1 to the Registration Statement on Form S-1 filed on
            November 16, 1995, File No. 33-97662)
  10.85     [Intentionally Omitted]
  10.86     [Intentionally Omitted]
  10.87     [Intentionally Omitted]
  10.88     [Intentionally Omitted]
  10.89     [Intentionally Omitted]
  10.90     Lease for Nightingale West Nursing Home, dated August 24, 1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on Form
            S-1 filed on November 16, 1995, File No. 33-97662)
  10.91     Sublease for Twin Pines of Lewisville, dated September 8, 1995 (incorporated by reference to Exhibit 10.91 to Amendment No. 1 to the Registration Statement on Form
            S-1 filed on November 16, 1995, File No. 33-97662)
  10.92     Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister
            Healthcare, Inc. and BritWill Investments-II, Inc.*
  10.93     [Intentionally Omitted]
  10.94     Letter Agreement regarding licensing and operation of the Indiana facilities from
            Cedar Care and Sherwood to the Company, dated August 10, 1995 (incorporated by reference to Exhibit 10.94 to Amendment No. 2 to the Registration Statement on Form
            S-1 filed on December 4, 1995, File No. 33-97662)
  10.95     Agreement Regarding Conversion of the Convertible Debenture, dated December 1, 1995
            (incorporated by reference to Exhibit 10.95 to Amendment No. 2 to the Registration
            Statement on Form S-1 filed on December 4, 1995, File No. 33-97662)
  10.96     Letter Agreement Regarding Consulting Services (incorporated by reference to Exhibit
            10.96 to Amendment No. 3 to the Registration Statement on Form S-1 filed on December
            12, 1995, File No. 33-97662)
  10.97     Loan and Security Agreement dated February 16, 1996 by and between Unison HealthCare
            Corporation, SunQuest SPC, Inc., BritWill HealthCare Company, BritWill Investments-I,
            Inc., BritWill Funding Corporation, BritWill Investments-II, Inc., Emory Care Center,
            Inc., Cedar Care, Inc., Sherwood Healthcare Corp. (collectively as borrowers) and
            HealthPartners Funding, L.P. (as lender) (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

 .97.1  10   Letter Agreement dated October 4, 1996 between HealthPartners Funding, L.P. and Unison
            HealthCare Corporation (incorporated by reference to Exhibit 10.97.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)
  10.98     Security Agreement effective as of February 1, 1996 by and among Unison HealthCare
            Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an Arizona
            corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit
            10.1 to the Form 8-K filed on April 12, 1996)
  10.99     Promissory Note of Unison HealthCare Corporation to Omega Healthcare Investors, Inc. in
            the amount of $3,500,000, dated February 9, 1996 (incorporated by reference to Exhibit
            10.99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
  10.100    Lease dated November 30, 1994 between Monica R. Salusky and SunQuest SPC, Inc.
            (commencement date: August 1, 1996) (incorporated by reference to the Company's Current
            Report on Form 8-K dated August 14, 1996)
  10.101    Modification of Lease dated as of July 31, 1996 between Monica R, Salusky, SunQuest SPC,
            Inc. and Unison HealthCare Corporation (incorporated by reference to the Company's Current
            Report on Form 8-K dated August 14, 1996)
  10.102    Lease dated June 19, 1996 between Walla Walla Partners, L.P. and SunQuest SPC, Inc.
            (commencement date: August 1, 1996) (incorporated by reference to the Company's Current
            Report on Form 8-K dated August 14, 1996)
  10.103    First Amendment to Lease dated July 26, 1996 between Walla Walla Partners, L.P. and
            SunQuest SPC, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated August 14, 1996)
  10.109    Promissory Note of Unison HealthCare Corporation to Red Line Healthcare Corporation in the
            amount of $771,004.60 dated August 30, 1996 (incorporated by reference to Exhibit 10.109 to the Registration Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)
  10.110    Receivables Purchase and Sale Agreement dated August 8, 1996 between HealthPartners
            Funding, L.P., Sunbelt Therapy Management Services, Inc. (an Arizona corporation),
            Henderson & Associates Rehabilitation, Inc., Decator Sportsfit & Wellness Center, Inc.,
            Therapy Health Systems, Inc., Sunbelt Therapy Management Services, Inc. (an Alabama
            corporation), Quest Pharmacies, Inc. and SunQuest SPC, Inc. (incorporated by reference to
            Exhibit 10.110 to the Registration Statement on Form S-4 filed on September 18, 1996, File
            No. 333-12263)
  10.111    Master Lease Agreement dated June 4, 1996 between Unison HealthCare Corporation and LINC
            Anthem Corporation (incorporated by reference to Exhibit 10.111 to the Registration
            Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)
  10.112.1  Promissory Note dated March 17, 1997 to David A. Kremser in partial payment of Equity
            Adjustment Amount*
  10.112.2  Form of Promissory Notes dated March 17, 1997, to former Signature shareholders in partial payment of Equity Adjustment Amount*
  10.113    Services Agrement dated as of March 31, 1997, between the Registrant and David A. Kremser*
  10.114    Indemnification Agreement dated as of March 31, 1997, between the Registrant and David A.
            Kremser*
  10.115    Tolling Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser*
  10.116    Option Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser*
  10.117.1  Form of Loan and Security Agreement dated as of April 21, 1997 among the Registrant, Elk
            Meadows Investments, L.L.C. and BritWill Investments Company, Ltd.*
  10.117.2  Form of Stock Pledge Agreement dated as of April 21, 1997 among Registrant, Elk Meadows
            Investments, L.L.C. and BritWill Investments Company, Ltd.

 .118   10   Asset Purchase Agreement dated as of December 20, 1996, among Sunbelt Therapy
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


                                          Date:       April 21, 1998


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


     At December 31, 1996, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34.9 million (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratio and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities, and (ii) lease payments on the facilities that are subleased by BritWill Texas to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1996. Omega has waived all existing covenant violations through April 11, 1997. The Company may not be in compliance with these covenants subsequent to April 11, 1997 and, accordingly, is negotiating with Omega to restructure the aforementioned covenants. The Company has not obtained a separate waiver of the covenant violations from BritWill Texas. Management is attempting to renegotiate the leases; however, there can be no assurance that such restructuring will be completed or that Omega will not exercise their remedies of default under the master lease agreements.


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

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

18. INCOME TAXES -- (CONTINUED)
     Significant components of deferred taxes are as follows:

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CURRENT      LONG-TERM       CURRENT      LONG-TERM
                                               -------      ---------       -------      ---------
Deferred liabilities:
  Intangibles...............................  $       --   $(31,165,000)  $        --   $(9,937,000)
  Accelerated depreciation..................          --        171,000            --       (30,000)
  Cash to accrual adjustment................    (208,000)            --    (1,085,000)           --
                                              ----------   ------------   -----------   -----------
Total liabilities...........................    (208,000)   (30,994,000)   (1,085,000)   (9,967,000)
Deferred assets:
  Allowance for doubtful accounts...........   1,388,000             --       206,000            --
  Reserve for loss on disposition of
     assets.................................   1,460,000             --            --            --
  Vacation accruals.........................     692,000             --            --            --
  Net operating loss
     carryforward...........................          --      7,604,000            --     1,794,000
  Valuation allowance.......................          --     (1,528,000)           --            --
  Other, net................................          --        127,000            --            --
                                              ----------   ------------   -----------   -----------
Total assets................................   3,540,000      6,203,000       206,000     1,794,000
                                              ----------   ------------   -----------   -----------
Total net asset (liability).................  $3,332,000   $(24,791,000)  $  (879,000)  $(8,173,000)
                                              ==========   ============   ===========   ===========


     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The valuation reserve at December 31, 1996 relates to tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. At December 31, 1996, Unison has consolidated net operating loss carryforwards which approximate $20,316,000 and begin to expire in 2009 for federal income tax purposes and 1999 for state income tax purposes. Certain of the net operating loss carryforwards could be subject to annual limitations. Approximately $2,950,000 of certain subsidiaries' net operating losses must be offset by taxable income of the same company. Due to the uncertainty of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these subsidiaries' carryforward benefits and will recognize the benefits only as reassessment demonstrates that they are realizable.


19. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Unison's financial instruments as of December 31, 1996 are as follows:

                                                            CARRYING          FAIR
                                                             AMOUNT          VALUE
                                                            --------         -----
Notes payable and long-term debt, excluding capital
  lease obligations.....................................  $149,379,000    $153,664,000
                                                          ------------    ------------

     The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, lease deposits, accounts payable and borrowings under revolving lines of credit approximate their fair value. The fair value of Unison's long-term borrowings is estimated by discounting future cash flows at current rates offered to Unison for debt of comparable types and maturities. Because no market exists for these financial instruments,

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

19. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED) considerable judgment is necessary in interpreting the data to develop estimates of fair value. The use of different market assumptions may have a material effect on the estimated fair value amounts.

20. INSURANCE


     Health care companies are subject to medical malpractice, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. Unison maintains property, liability and professional malpractice insurance policies through commercial carriers on a claims made basis in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have an adverse effect on Unison's business. However, based upon the evaluation of Unison's historical asserted and unasserted claim experience, management does not believe that the Company has a material, estimable and probable liability, regardless of insurance coverage, at December 31, 1996.


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

     Changes in Medicare and Medicaid reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimated settlements receivable under the Medicare and Medicaid programs, which are subject to audit and retroactive adjustment, could have a significant adverse effect on Unison. Unison's operations are also subject to a variety of other Federal, state and local

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

22. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (CONTINUED) regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on Unison.

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

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. To date, six such claims have been filed in federal district court in Phoenix, Arizona alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. While

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

24.  SUBSEQUENT EVENTS -- (CONTINUED)
the purported class periods and the named defendants vary, the broadest class period to date asserts that between May 14, 1996 (the date of Unison's announcement of first quarter results) and March 10, 1997 (the date before Unison's March 11 announcement of the restatement) the defendants knew, or were reckless in not knowing, that Unison's results for the first three quarters of 1996 were materially overstated. In addition, the Company is informed that an action has been filed in the Superior Court of the State of California (County of Orange) against the Company, certain current and former officers and directors and certain underwriting firms. The Orange County action is purportedly filed on behalf of all persons who acquired Unison stock in the Company's December 1995 initial public offering ("IPO"); it essentially alleges that in connection with the IPO, the defendants made positive statements about the Company's prospects for which there was no basis, that accounts receivable were overstated, and that the Company's statement of financial position as of September 30, 1995 was not fairly presented. Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against such liabilities and related expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. Management believes that the costs of the ultimate disposition of these matters, if any, will be substantially covered by insurance. An adverse determination could have a material adverse effect upon Unison.

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