Form 10-Q/A
period 1997-03-31
UNISON HEALTHCARE CORP
filed 1998-04-22
CIK 1001769

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2


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


    leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at March 31, 1997, in compliance with the master lease financial covenants. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. The Company has not obtained a separate waiver of the covenant violations from BritWill Texas. Management is attempting to renegotiate the leases; however, there can be no assurance that such restructuring will be completed or that Omega will not exercise its remedies of default under the master lease agreements.


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

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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


9. Since March 31, 1997, the Company has entered into settlement agreements in connection with litigation pending on that date. As of June 30, 1997, the Company had accrued approximately $1,684,000 in the aggregate related to its settlements with Rehabworks, Inc. and Texas Star Therapy Inc. See Part II
   Item 1, "Legal Proceedings".

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

RESULTS OF OPERATIONS


     As described in Unison's Annual Report on Form 10-K, the Company recorded a loss of $23,438,000 for the year ended December 31, 1996. The Company pursued in late 1995 and in 1996 an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel and increased its corporate overhead in the expectation that the number and size of acquisitions would continue to grow. Unison's financial reporting and management information systems were not adequate for the larger and more complex needs of the Company, making monitoring and control over costs more difficult. The Company has taken the following steps which it believes will help remedy these problems and prevent them from recurring. First, Unison curtailed its acquisition program. Second, in April 1997, Unison accepted the resignations of several of its principal officers, including its Chief Executive Officer and Chief Financial Officer. Third, several managers in accounting and finance were replaced. Fourth, the Company hired a CEO in September 1997 and a new CFO in April 1998. Fifth, in the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems.



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

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Medicare....................................................   31.9%    29.8%
Private and other...........................................   16.3     16.3
                                                              -----    -----
     Quality mix............................................   48.2     46.1
Medicaid....................................................   51.8     53.9
                                                              -----    -----
          Total.............................................  100.0%   100.0%
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



     Total operating revenues increased $22,241,000 or 66.4% to $55,735,000 in the 1997 first quarter from $33,494,000 in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $32,732,000 in the 1996 first quarter to $53,692,000 in the current period. Patient days increased from 278,540, or 76.7% average occupancy in the 1996 period, to 386,875, or 82.5% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to (i) the increase in the number of facilities operated which increased revenues by approximately $12,704,000 and patient days by approximately 99,425; (ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $6,763,000; and (iii) an increase in Unison's quality mix to 48.2% in the 1997 first quarter compared to 46.1% in the prior year quarter. Other operating revenues increased to $2,043,000 in the 1997 first quarter from $762,000 in the prior year quarter due primarily to ancillary company management fees of $1,619,000, offset by a decrease in managed facilities from six at March 31, 1996 to two at March 31, 1997.


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



     The Company has been working since July 1997 on a plan designed to: (a) reduce its costs of capital and operating expenses to improve operating results;
(b) provide short-term and long-term liquidity; and (c) restructure its balance sheet and increase stockholders' equity. The key elements of the plan include:
(i) reductions in controllable costs as described in "-- Results of Operations";
(ii) obtaining a new revolving line of credit secured by its eligible accounts receivable; (iii) completing a refinancing of the Mortgage Note incurred in connection with the Signature Acquisition; and then, (iv) depending on market conditions, an equity infusion. The Company is currently seeking to replace the Mortgage Note (and to refinance one of its leased facilities which is subject to a purchase option) with new financing in the amount of up to $40.0 million. The Mortgage Note had a balance at September 30, 1997 of $18.5 million. Proceeds from these financing transactions would be used for debt service and working capital. There is no assurance that the Company will be successful in effecting any refinancing of the Mortgage Note.



     Even if the Company is successful in completing refinancing transactions of the type it is currently seeking, it will still not have sufficient liquidity to meet all of its short- and long-term debt service and capital requirements, absent significant asset sales or a substantial restructuring of its debt and lease obligations. Some of these obligations are already in default, as described herein. Market conditions permitting, Unison may seek to raise additional equity through the private placement of stock, but there can be no assurance that any such equity financing will be available.



     If the Company completes the recapitalization plans outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and write-off of deferred financing costs related to those obligations which are proposed to be paid off.



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

     Because of substantial losses reported by the Company in 1996, it does not currently satisfy the minimum tangible net asset requirement for the listing of its common stock on the Nasdaq National Market's National Market System. On August 20, 1997, the Company was advised by Nasdaq of its decision to move the Company's securities to the Nasdaq SmallCap Market, effective August 22, 1997, pursuant to a waiver to the $3 per share initial inclusion bid price requirement. On February 23, 1998, new, more stringent quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market went into effect. Unison does not currently meet these requirements, and on April 15, 1998, its securities were delisted by Nasdaq. The Company is unable to determine what effect, if any the delisting of its stock will have on its ability to effect the aforementioned private placement of stock.


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


     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At March 31, 1997, Unison was not in compliance with many of these covenants. At March 31, 1997, Unison was obligated to Omega Healthcare Investors, Inc. ("Omega") as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $34,000,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. Although the Company has made all required payments, it was not, at March 31, 1997, in compliance with the master lease financial covenants and did not obtain a waiver of the covenant violations from Omega or BritWill Texas. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders.



     Unison was, at December 31, 1997, in arrears of its rent obligations under these leases in the approximate amount of $1.3 million plus late charges. On January 7, 1998, three of Unison's subsidiaries (BritWill Investments - I, Inc., BritWill Investments - II, Inc., and BritWill Indiana Partnership) filed for protection under Chapter 11 of the federal bankruptcy laws. These subsidiaries operate a total of 26 facilities in Texas and Indiana including the facilities leased from Omega and BritWill Texas. The filings were necessitated by actions taken by Omega to terminate or otherwise enforce contractual arrangements under the leases. The subsidiary filings do not affect Unison's operations outside of Texas and Indiana.



     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $9,095,000 as of March 31, 1997, and, accordingly, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, the entire obligation of $18,587,000 at March 31, 1997 is classified as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe, based on discussions with the lender, that a declaration of default will occur, it is considering refinancing of the Mortgage Note as discussed above. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the quarter ended March 31, 1997 as a result of the Company's covenant defaults on its debt and lease agreements.



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



     Unison and certain of its current and former directors and officers are named as defendants in several purported class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. See Part II, Item 1, "Legal Proceedings." While there can be no assurances in such matters, Unison believes, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, that the ultimate disposition of these actions will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.

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