Form 10-Q/A
period 1997-06-30
UNISON HEALTHCARE CORP
filed 1998-04-22
CIK 1001769

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


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

                         UNISON HEALTHCARE CORPORATION

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets as of June 30, 1997 and December
         31, 1996....................................................        3
         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 1997 and 1996.................        4
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996................................        5
         Notes to Consolidated Financial Statements..................        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        8
                           PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................       17
Item 6.  Exhibits and Reports on Form 8-K............................       18
         Signatures..................................................       19

NOTE:  Items 2 through 5 of Part II are omitted because they are not applicable.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,      DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,413,000    $ 17,409,000
  Accounts receivable, net..................................    34,818,000      28,608,000
  Prepaid expenses and other current assets.................     6,390,000       5,885,000
                                                              ------------    ------------
          Total current assets..............................    43,621,000      51,902,000
Lease operating rights and other intangible assets, net.....   113,054,000     113,781,000
Property and equipment, net.................................    31,270,000      30,830,000
Goodwill, net...............................................    28,733,000      28,431,000
Security deposits and other assets..........................     6,509,000       5,977,000
                                                              ------------    ------------
                                                              $223,187,000    $230,921,000
                                                              ============    ============
                            LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,791,000    $ 10,505,000
  Accrued expenses..........................................    17,927,000      21,437,000
  Current portion of notes payable and long-term debt due to
     related parties........................................     6,734,000      12,312,000
  Current portion of other notes payable and long-term
     debt...................................................    22,154,000      21,603,000
                                                              ------------    ------------
          Total current liabilities.........................    62,606,000      65,857,000
Notes payable and long-term debt due to related parties,
  less current portion......................................    13,009,000      15,882,000
Other notes payable and long-term debt......................   115,201,000     107,341,000
Deferred taxes..............................................    21,458,000      24,791,000
Leasehold liability, net....................................     4,340,000       4,434,000
Other liabilities...........................................       412,000         927,000
                                                              ------------    ------------
          Total liabilities.................................   217,026,000     219,232,000
Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares
     authorized; 6,422,096 and 6,078,498 shares issued and
     outstanding at June 30, 1997 and December 31, 1996.....         5,000           5,000
Additional paid-in capital..................................    36,211,000      34,723,000
Accumulated deficit.........................................   (30,055,000)    (23,039,000)
                                                              ------------    ------------
          Net stockholders' equity..........................     6,161,000      11,689,000
                                                              ------------    ------------
                                                              $223,187,000    $230,921,000
                                                              ============    ============


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       --------------------------    ---------------------------
                                          1997           1996            1997           1996
                                       -----------    -----------    ------------    -----------
Revenues:
  Net patient revenues...............  $55,840,000    $34,272,000    $109,532,000    $67,004,000
  Other operating revenues...........    1,528,000        793,000       3,571,000      1,555,000
                                       -----------    -----------    ------------    -----------
          Total operating revenues...   57,368,000     35,065,000     113,103,000     68,559,000
Expenses:
  Wages and related..................   29,966,000     17,202,000      59,544,000     33,961,000
  Other operating....................   20,262,000     11,401,000      41,201,000     22,665,000
  Rent...............................    4,133,000      3,263,000       8,386,000      6,704,000
  Interest...........................    4,936,000        874,000       9,594,000      1,508,000
  Depreciation and amortization......    2,357,000        617,000       4,726,000      1,152,000
                                       -----------    -----------    ------------    -----------
          Total expenses.............   61,654,000     33,357,000     123,451,000     65,990,000
                                       -----------    -----------    ------------    -----------
Income (loss) before income taxes....   (4,286,000)     1,708,000     (10,348,000)     2,569,000
Income tax expense (benefit).........   (1,353,000)       732,000      (3,333,000)     1,050,000
                                       -----------    -----------    ------------    -----------
Net income (loss)....................  $(2,933,000)   $   976,000    $ (7,015,000)   $ 1,519,000
                                       ===========    ===========    ============    ===========
Net income (loss) per share..........  $      (.46)   $      0.21    $      (1.11)   $      0.33
Common shares used in per share
  calculation........................    6,422,096      4,669,309       6,318,722      4,671,955

        See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Net cash used in operating activities (including changes in
  all operating assets and liabilities).....................  $ (5,857,000)   $ (4,205,000)
                                                              ------------    ------------
Cash flows from investing activities:
  Purchase of equipment and leasehold improvements..........    (1,635,000)     (2,040,000)
  Increase in intangible assets.............................      (339,000)     (1,083,000)
  Increase in lease deposits and other assets...............      (532,000)        (70,000)
  Acquisitions, net of cash acquired........................      (592,000)       (932,000)
                                                              ------------    ------------
          Net cash used in investing activities.............    (3,098,000)     (4,125,000)
                                                              ------------    ------------
Cash flows from financing activities:
  Net increase in borrowings under revolving lines of
     credit.................................................     7,511,000       7,953,000
  Proceeds from long-term borrowings........................     2,950,000       5,317,000
  Payments on long-term borrowings..........................   (13,699,000)    (10,232,000)
  Checks written in excess of bank balances.................    (2,087,000)             --
  Other items...............................................      (716,000)             --
                                                              ------------    ------------
          Net cash provided by (used in) financing
            activities......................................    (6,041,000)      3,038,000
                                                              ------------    ------------
Net decrease in cash........................................   (14,996,000)     (5,292,000)
Cash and cash equivalents at beginning of period............    17,409,000       6,169,000
                                                              ------------    ------------
Cash and cash equivalents at end of period..................  $  2,413,000    $    877,000
                                                              ============    ============
Supplemental disclosures:
Cash paid for:
  Interest..................................................  $  9,734,000    $  1,045,000
  Income taxes..............................................       190,000           7,000
Acquisition of leased facilities:
  Increase in assets........................................       900,000       5,031,000
  Liabilities assumed and incurred..........................       308,000       4,031,000
Conversion of debenture into shares of common stock.........       800,000       1,714,000
Equipment purchased under capital leases....................       576,000         648,000
Accounts payable converted to debt..........................     1,275,000              --

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


     9. Since March 31, 1997, the Company has entered into settlement agreements in connection with litigation pending on that date. As of June 30, 1997, the Company had accrued approximately $1,684,000 in the aggregate related to its settlements with Rehabworks, Inc. and Texas Star Therapy, Inc. See Part II Item 1, "Legal Proceedings".

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

     The following table summarizes selected operating statistics.


                                                               AT JUNE 30,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Leased and Owned Facilities:
  Number of facilities......................................     56       42
  Number of licensed beds:
     Long-term care.........................................  4,770    3,785
     Assisted and independent living........................    315      136
Managed Facilities:
  Number of facilities......................................      2        6
  Number of licensed beds...................................    160      670
Institutional Pharmacies:
  Number of outlets.........................................      2        2
  Nonaffiliated facilities served...........................     51       32
Medical reference laboratories:
  Number of laboratories....................................      3        3
  Nonaffiliated facilities served...........................    275      295
Nonaffiliated therapy locations.............................     71       44


     On March 1, 1997, Unison subleased to an unrelated third party four nursing facilities in Texas which were previously held for disposition. Four other facilities continue to be held for disposition.

     The following table identifies the Company's sources of net operating revenues.

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------      ----------------
                                                 1997        1996       1997       1996
                                                ------      ------      -----      -----
Percentage of total revenues:
  Long term care..............................   76.7%       83.3%       76.7%      84.9%
  Therapy services............................   14.7         5.8        14.7        4.8
  Pharmacy services...........................    4.9         4.7         4.9        4.0
  Laboratory services.........................    2.9         5.1         2.9        5.2
  Medicare Part B billing and supply..........    0.8         1.1         0.8        1.1
                                                -----       -----       -----      -----
          Total...............................  100.0%      100.0%      100.0%     100.0%
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

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------      ----------------
                                                         1997        1996       1997       1996
                                                        ------      ------      -----      -----
Medicare..............................................   34.5%       34.8%       32.9%%     32.4%
Private and other.....................................   15.2        15.4        15.8       15.8
                                                        -----       -----       -----      -----
Quality mix...........................................   49.7        50.2        48.7       48.2
Medicaid..............................................   50.3        49.8        51.3       51.8
                                                        -----       -----       -----      -----
  Total...............................................  100.0%      100.0%      100.0%     100.0%
                                                        =====       =====       =====      =====

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996


     In the second quarter of 1997, Unison recorded a net loss of $2,933,000 or $0.46 per share compared to net income of $976,000 or $0.21 per share in the prior year quarter. Loss before income taxes amounted to $4,286,000 for the three months ended June 30, 1997 compared to pretax income of $1,708,000 in the same period in 1996. The losses in 1997 are primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 19.9% of total revenues for the three months ended June 30, 1997 compared to 13.6% for the same period in 1996 as a result of financing and acquisition activities; and
(ii) corporate overhead costs (excluding corporate fixed costs) amounting to 8.7% of total revenues for the three months ended June 30, 1997 compared to 3.9% for the same period in 1996 due in part to the costs associated with the accounting and information system conversion and relocation to new office space. These increases in expenses were offset in part by increased pretax earnings from the Company's therapy, pharmacy and laboratory subsidiaries which aggregated approximately $2,500,000 for the three months ended June 30, 1997.



     Total operating revenues increased $22,303,000 or 63.6% to $57,368,000 in the 1997 second quarter from $35,065,000 in the comparable 1996 quarter. The increase is due to revenues from patient services which increased from $34,272,000 in the 1996 second quarter to $55,840,000 in the current period. Patient days increased from 279,425, or 77.0% average occupancy in the 1996 period, to 377,413, or 83.6% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to: (i) the increase in the number of long-term care facilities operated which increased revenues by approximately $14,897,000 and patient days by approximately 113,000; and (ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $10,300,000. These increases were offset by a reduction in patient revenues of approximately $774,000 due to the disposition of four long-term care facilities on March 1, 1997. Other operating revenues increased to $1,528,000 in the 1997 second quarter from $793,000 in the prior year quarter due primarily to ancillary company management fees of $1,494,000, offset by a decrease in managed facilities from six at June 30, 1996 to two at June 30, 1997.


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

  Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996


     For the six months ended June 30, 1997, Unison recorded a net loss of $7,015,000 or $1.11 per share compared to net income of $1,519,000 or $.33 per share of the 1996 period. Loss before income taxes was $10,348,000 compared to pre-tax income of $2,569,000 for the 1996 period. The losses for the six months ended June 30, 1997 are primarily attributable to: (i) fixed costs (rent, interest, depreciation and amortization) increasing to 20.1% of revenues from 13.7% in the 1996 period as a result of financing and acquisition activities;
(ii) corporate overhead costs (excluding corporate fixed costs) amounting to 8.3% of total revenues for the six months ended June 30, 1997 compared to 5.3% for the 1996 period, due in part to the costs associated with the accounting and information systems conversion and relocation to new office space; (iii) a $600,000 charge in the first quarter of 1997 resulting from increasing the estimated liability recorded for settlement of certain litigation with a therapy services provider; and (iv) operating losses of the four long-term care facilities disposed of on March 1, 1997 amounting to $261,000 for the two months ended February 28, 1997. Pretax earnings from the Company's therapy, pharmacy and laboratory subsidiaries aggregated approximately $4,365,000 for the six months ended June 30, 1997.



     Total operating revenues increased $44,544,000 or 65.0% to $113,103,000 for the six months ended June 30, 1997 from $68,559,000 in the comparable 1996 period. The increase is due to revenues from patient services which increased from $67,004,000 in the 1996 period to $109,532,000 in the current period. Patient days increased from 557,965, or 76.8% average occupancy in the 1996 period, to 764,288, or 83.0% average occupancy, in 1997. The increase in patient days and net patient service revenues is primarily attributable to (i) the increase in the number of long-term care facilities operated which increased revenues by approximately $29,239,000 and patient days by approximately 224,000;
(ii) the increase in the services provided by the institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities which increased revenues by approximately $15,900,000; (iii) an increase in Unison's quality mix to 48.7% in the 1997 period compared to 48.2% in the prior year period which contributed to an increase in the revenue per patient day from $104.31 for the six months ended June 30, 1996 to $112.89 for the 1997 period. These increases were offset by a reduction in patient revenues of approximately $2,931,000 due to the disposition of four long-term care facilities on

March 1, 1997. Other operating revenues increased to $3,571,000 in the 1997 period from $1,555,000 in the prior year period due primarily to ancillary company management fees of $3,113,000, offset by a decrease in managed facilities from six at June 30, 1996 to two at June 30, 1997.

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


     Cash used in operations in the six months ended June 30, 1997 amounted to $5,857,000, due primarily to the net loss of $7,015,000, net of non-cash items of $1,850,000.



     Net accounts receivable increased 21.7% or $6,210,000 from $28,608,000 at December 31, 1996 to $34,818,000 as of June 30, 1997 primarily due to collection issues resulting from Medicare intermediary changes, one new facility certified to participate in the Medicare program, high turnover in the business office staff of the nursing centers and reductions in the field accounting staffs who are primarily responsible for collections of accounts receivable. As of June 30, 1997, days outstanding in accounts receivable for the long-term care facilities increased to 43 from 38 days outstanding at December 31, 1996. The Company is actively monitoring the collection of accounts receivable and does not believe that these events will effect the ultimate collectability of these receivables. The allowance for doubtful accounts decreased as a percentage of receivables from 11.7% at December 31, 1996 to 9.7% at June 30, 1997. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at June 30, 1997, if the current accounts receivable increase trend continues, the provision for bad debts will increase in future periods.



     Net cash used in investing activities amounted to $3,098,000 in the six months ended June 30, 1997. Capital expenditures amounted to $1,635,000 and expenditures for acquisitions, net of cash acquired, amounted to $592,000.



     Net cash used in financing activities amounted to $6,041,000 in the six months ended June 30, 1997 due primarily to the repayment of notes and long-term debt of $13,699,000, including $12,196,000 paid to affiliates, offset by an increase in borrowings under the revolving line of credit amounting to $7,511,000 and a reduction of $2,087,000 from December 31, 1996 in checks written in excess of bank balances. At June 30, 1997, Unison had $157,098,000 in total debt (96.2% of total capitalization) compared to $157,138,000 at December 31, 1996 (93.1% of total capitalization). The Company also had, at June 30, 1997, aggregate minimum rent obligations of approximately $157,000,000 (subject to certain increases) during the remainder of the initial terms and first renewal periods under non-cancelable lease arrangements.


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



     If the Company completes the recapitalization plans outlined above, it may incur a charge to earnings of up to $2,500,000 from prepayment penalties and write-off of deferred financing costs for those obligations which are proposed to be paid off.



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



     Because of the substantial losses reported by the Company in 1996, it does not currently satisfy the minimum tangible net asset requirement for the listing of its common stock on the Nasdaq National Market's National Market System. On August 20, 1997, the Company was advised by Nasdaq of its decision to move the Company's securities to The Nasdaq SmallCap Market, effective August 22, 1997, pursuant to a waiver to the $3 per share initial inclusion bid price requirement. On February 23, 1998, new, more stringent quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market went into effect. Unison does not currently meet these requirements, and on April 15, 1998, its securities were delisted by Nasdaq. The Company is unable to determine what effect, if any, the delisting of its stock will have on its ability to effect the aforementioned private placement of stock.


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


     The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial covenants including cash flow to rent ratios, cash flow to debt service ratios, current ratios and specified minimum levels of cash and net worth. The Company is also subject to periodic financial reporting requirements. At June 30, 1997, Unison was not in compliance with many of these covenants. At June 30, 1997, Unison was obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $32,996,000 (subject to increase) during the remainder of their initial terms ending in 2005. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities and (ii) lease payments on the facilities that are subleased by BritWill Texas to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any obligation to Omega, the Company is also in default under the BritWill Texas Leases. The Company was not, at June 30, 1997, in compliance with the master lease financial covenants and did not obtain a waiver of the covenant violations from Omega or BritWill Texas. The Company continues to be out of compliance with these covenants after this date and, accordingly, is negotiating with Omega to restructure such covenants. There can be no assurance that such restructuring will be accomplished, or if accomplished, that the restructuring will result in more favorable terms to Unison and its stockholders. Unison was, at December 31, 1997, in arrears of its rent obligations under these leases in the approximate amount of $1.3 million plus late charges. On January 7, 1998, three of Unison's subsidiaries (BritWill Investments-I, Inc., BritWill Investments-II, Inc., and BritWill Indiana Partnership) filed for protection under Chapter 11 of the federal bankruptcy laws. These subsidiaries operate a total of 26 facilities in Texas and Indiana including the facilities leased from Omega and BritWill Texas. The filings were necessitated by actions taken by Omega to terminate or otherwise enforce contractual arrangements under the leases. The subsidiary filings do not affect Unison's operations outside of Texas and Indiana.



     In connection with the Signature Acquisition, Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. The Mortgage Note requires Unison to maintain, a consolidated net worth of at least $39,000,000. Unison's consolidated net worth was $6,161,000 as of June 30, 1997, and, accordingly, the Company was not in compliance with this covenant. Unison has not received a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,534,000 as current. In addition, the Company has not met the financial reporting requirements of the Mortgage Note. The Company is current on its payments on the Mortgage Note and the lender has not indicated any intention to declare the Company in default. In the event of a declaration of default, Unison may be required to repay the Mortgage Note or the lender may foreclose on the properties, which would adversely impact Unison's results of operations. While the Company does not believe, based on discussions with the lender, that a declaration of default will occur, it is considering a refinancing of the Mortgage Note as discussed above. With the exception of the aforementioned classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the six months ended June 30, 1997 as a result of the Company's covenant defaults on its debt and lease agreements.



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


     Unison's bylaws require the Company to indemnify current and former officers and directors to the extent permitted by Delaware law against liabilities represented by the above described actions and related expenses. The Company is also obligated to indemnify the underwriters, subject to certain conditions, against such liabilities and expenses. The Company denies the material allegations in these complaints and intends to defend the actions vigorously. While there can be no assurances in such matters, Unison believes that, based on its analysis of the complaints and of its insurance coverage and communications with its insurance carriers, the ultimate disposition of these matters will not adversely affect its liquidity. An adverse determination in these proceedings, if not covered by insurance, would have a material adverse impact on the Company's liquidity and results of operations.



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

                                         UNISON HEALTHCARE CORPORATION
                                                    (Registrant)


Date: April 21, 1998                                          /s/ MICHAEL A. JEFFRIES
                                              --------------------------------------------------------
                                                                Michael A. Jeffries
                                                       President and Chief Executive Officer
                                                           (Principal Executive Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
10.1           Form of Loan and Security Agreement dated as of April 21,
               1997 among the Registrant, Elk Meadows Investments, L.L.C.
               and BritWill Investments Company, Ltd. (incorporated by
               reference to Exhibit 10.117.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.2           Form of Stock Pledge Agreement dated as of April 21, 1997
               among the Registrant, Elk Meadows Investments, L.L.C. and
               BritWill Investments Company, Ltd. (incorporated by
               reference to Exhibit 10.117.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
11             Statement Re: Computation of Per Share Earnings
27             Financial Data Schedule (included only in the EDGAR filing)