Form 10-K
period 1997-12-31
UNISON HEALTHCARE CORP
filed 1998-11-03
CIK 1001769

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                       COMMISSION FILE NUMBER 0-27374

                        UNISON HEALTHCARE CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                        86-0684011
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                         15300 N. 90TH STREET, SUITE 100
                         SCOTTSDALE, ARIZONA 85260-2768
                                 (602) 423-1954
                                 FORMER ADDRESS:
                    8800 NORTH GAINEY CENTER DRIVE, SUITE 245
                            SCOTTSDALE, ARIZONA 85258
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             TITLE OF EACH CLASS
                  Common Stock, Par Value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of October 22, 1998, there were 6,422,096 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant on October 22, 1998 was approximately $62,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes [_] No [_]

     The Company currently is involved in bankruptcy proceedings, and a plan of reorganization and disclosure statement was submitted to the court. However, the plan has not been confirmed, and at this time no securities have been distributed under the plan.

=============================================================================

                                TABLE OF CONTENTS
                         1997 ANNUAL REPORT ON FORM 10-K
                          UNISON HEALTHCARE CORPORATION

                                                                                                      PAGE
                                                 PART I
Item 1.   Business ...............................................................................       1
Item 2.   Properties .............................................................................      17
Item 3.   Legal Proceedings ......................................................................      19
Item 4.   Submission of Matters to a Vote of Security Holders ....................................      22

                                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................      22
Item 6.   Selected Financial Data ................................................................      23
Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...............................................................      24
Item 8.   Financial Statements and Supplementary Data ............................................      41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ................................................................      42
                                               PART III

Item 10.  Directors and Executive Officers of the Registrant .....................................      42
Item 11.  Executive Compensation .................................................................      44
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................      50
Item 13.  Certain Relationships and Related Transactions .........................................      51

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      54

                                     PART I

         Certain statements contained in this Annual Report, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include, among others: delays in or inability to conclude transactions, including the contemplated restructuring; adverse actions which may be taken by creditors; the outcome of various bankruptcy proceedings; general economic and business conditions; competition; loss of customers; changes in applicable laws and regulations; availability, terms and deployment of capital in light of recent losses, cash flow shortfalls and the Company's Chapter 11 bankruptcy filings; cancellation of leases or contracts; demand fluctuations; adverse uninsured determinations in any existing or future litigation or regulatory proceedings; health care statutory or regulatory changes which disfavor the types of care delivered by the Company; reversal of the current limitations in the supply of long-term care facilities; and Year 2000 issues. Important factors which could cause results to vary also include the factors discussed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

         As has been reported by the Company, it continues to experience financial difficulties and has not been successful in its efforts to reduce its costs of capital and operating expenses and provide liquidity. Due to the Company's cashflow shortfalls and due to its on-going efforts to complete the restructuring of the Company, the preparation of this Form 10-K has been delayed until this time.

ITEM 1.  BUSINESS

INTRODUCTION

         Unison provides comprehensive long-term and specialty healthcare services. As of October 31, 1998, after giving effect to the Dispositions (as defined below), Unison ranks as one of the 30 largest long-term care operators in the United States, operating facilities in five states clustered in the Midwest, Southwest and Southeast. These facilities include 32 long-term and specialty care facilities with 3,284 licensed beds and three independent or assisted living facilities with 214 units. Unison seeks to operate its businesses as an interrelated network of services to provide a full continuum of cost-effective long-term and specialty healthcare.

         Unison's healthcare services include both traditional long-term care services and higher margin specialized healthcare, such as rehabilitation, infusion and respiratory therapy. Unison also provides, either directly or through third-party contracts, pharmaceutical services, rehabilitation and therapy services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.

         The Company was incorporated in Delaware as SunQuest HealthCare Corporation in July 1992 and changed its name to Unison HealthCare Corporation on November 14, 1995.

RECENT DEVELOPMENTS

         As described in greater detail elsewhere herein, the operating results and financial condition of the Company have been negatively impacted by a number of factors, including cash flow difficulties, increased costs due to recent acquisitions and rising litigation costs. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         The Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses, lease obligations and debt service requirements. Consequently, the Company currently is in breach and in default of the terms of material operating leases and indebtedness. It is expected that the Company will be unable to remedy the existing breaches and defaults. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain leases may be terminated and certain lenders currently have the right to foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's operating assets. However, the exercise of these rights have been stayed as a result of the bankruptcy filing. As discussed below, the Company is in the process of implementing a plan of reorganization in an attempt to deal with these issues. See Item 2, "PROPERTIES" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview".

         The risks associated with the Company's historic acquisition strategy have negatively impacted Unison's financial performance. A key element of Unison's business strategy during 1995 and 1996 was to expand through the acquisition of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary health care businesses or services. The acquisitions of BritWill, Signature, Sunbelt, RehabWest and Ampro and the formation of Quest were in pursuit of this strategy. As a result of the acquisitions, the Company was faced with unforeseen contingencies affecting its new businesses including increased costs due to integrating the acquired operations into the overall enterprise. For example, difficulties in integrating the acquired facilities within Unison's financial reporting and management information systems were a substantial factor contributing to the need to restate Unison's financial statements for the nine months ended September 30, 1996. Its financial reporting and management information systems were not adequate for the larger and more complex needs of the Company. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods.

         Additionally, the number of lawsuits initiated against the Company has grown as its financial difficulties worsened, including suits with vendors, landlords and several class action lawsuits (which also involved certain of the Company's current and former directors and officers (among others) as named defendants). Such class action complaints generally assert that the defendants knew, or were reckless in not knowing, that Unison's results for the first nine months of 1996 were materially overstated, or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition, among other things. See Item 3, "LEGAL PROCEEDINGS".

         On January 7, 1998, three of Unison's subsidiaries, BritWill Investments - I, Inc., BritWill Investments - II, Inc. and BritWill Indiana Partnership (the "BritWill Debtors"), with operations in Texas and Indiana, filed for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The Chapter 11 filings were necessitated by actions taken by Omega to terminate or otherwise enforce the terms of its lease agreements with the Company. Unison, through its subsidiaries, leases 14 long-term care facilities from Omega under three master lease agreements. In addition, Unison leases six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas") which are subject to a mortgage in favor of Omega (the "BritWill Texas Leases"). The BritWill Texas Leases contain cross-default provisions with the Omega leases. Unison is currently in payment and covenant default of the Omega leases and the BritWill Texas Leases. BritWill Texas is an affiliate of Bruce H. Whitehead, a major shareholder and creditor of Unison and, until May 29, 1998, Chairman of Unison's board of directors.

         On May 28, 1998, Unison and 29 of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. Unison had previously initiated negotiations to reach a consensual restructuring of its debt and lease obligations with Omega, representatives of certain of the holders of its $100.0 million 12 1/4% Senior Notes due 2006 (the "12 1/4% Senior Notes") and $20.0 million 13% Senior Notes due 1999 (the "13% Senior Notes") (the "Ad Hoc Committee"), and certain entities related to Mr. Whitehead (the "Whitehead Affiliates") and David A. Kremser (the "Kremser Affiliates"). Mr. Kremser is a major stockholder and creditor of Unison and, until May 29, 1998, was a director of Unison.

         On June 15, 1998, Unison concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, an amended plan of reorganization (the "Plan") was filed. The Plan has the support of Omega and the Official Committee of Unsecured

Creditors but not the support of the Ad Hoc Committee. The significant elements of the Plan are described in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview" and in the Disclosure Statement and the Plan which are attached hereto as Exhibit 2.1. During the Chapter 11 process, Unison and its subsidiaries are operating their businesses and managing their properties as debtors-in-possession under authority of the Bankruptcy Code.

DISPOSITIONS

         In 1996, the Company initiated a plan to dispose of eight long-term care facilities which failed to meet Unison's operational or financial criteria due to inadequate Medicaid reimbursement, low occupancy rates or adverse local market conditions. Four of these facilities, one of which was closed, were disposed of via sublease in March 1997. The remaining four facilities continue to be held for disposition.

         As part of the Company's restructuring plans, the Company modified its original disposition plan and identified additional long-term care facilities for disposition, which the Company believes will facilitate the restructuring. As part of these plans, the Company terminated the leases of eleven long-term care facilities during the first eight months of 1998 (the "Dispositions"). As of October 31, 1998, eight facilities representing 692 beds remain held for disposition (the "Disposition Facilities"). Of the eight Disposition Facilities, six are leased from Omega Healthcare Investors, Inc. ("Omega") and, as part of the Plan, Omega will release the Company from its obligations related to these facilities. Unison also plans to sell Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to Unison facilities and to third parties. There can be no assurance that the Company's disposition plan as implemented will prove to be successful or that these dispositions have occurred or will occur on favorable terms to the Company. See " - Recent Developments", "Acquisitions", and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview".

ACQUISITIONS

         On August 10, 1995, the Company acquired BritWill HealthCare Company and subsidiaries ("BritWill") which, at the date of acquisition, operated 28 long-term care facilities in Indiana and Texas (the "BritWill Acquisition"). On October 31, 1996, Unison acquired Signature Health Care Corporation and affiliates ("Signature") which, at the date of acquisition, operated 13 facilities in Arizona and Colorado (the "Signature Acquisition"). Signature also provided rehabilitation therapy services through its related company RehabWest, Inc. ("RehabWest").

         The Company also acquired and developed several other ancillary businesses in recent years. In May 1995, Unison established Quest Pharmacies, Inc. ("Quest") to develop an institutional pharmacy business. Quest has since acquired institutional pharmacy operations in Indiana and Texas. As of September 30, 1998, Quest provided pharmacy services to 75 long-term care facilities, including 38 Unison facilities and 37 facilities operated by others. Since March 1995, Unison has also operated a Medicare Part B billing and supply company that specializes in wound care and enteral and parenteral feeding products. On February 1, 1996, Unison acquired Sunbelt to provide rehabilitation therapy services. At September 30, 1998, Sunbelt (including RehabWest) provided therapy services through 145 contracts, including 34 Unison facilities and 111 other contracts. As discussed above, Sunbelt is currently held for possible disposition. On October 31, 1996, Unison acquired American Professional Holding, Inc. and Memphis Clinical Laboratory, Inc. (together, "Ampro") in a pooling of interests transaction. Ampro operates medical reference laboratories in Texas, Missouri and Tennessee, which, at September 30, 1998 provided testing services for approximately 250 nursing facilities as well as a number of other healthcare providers.

         Additionally, during the past three years, the Company has acquired several individual facilities and the assets of smaller ancillary companies.

RECENT DEVELOPMENTS

         As described in greater detail elsewhere herein, the operating results and financial condition of the Company have been negatively impacted by a number of factors, including cash flow difficulties, increased costs due to recent acquisitions and rising litigation costs. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         The Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses, lease obligations and debt service requirements. Consequently, the Company currently is in breach and in default of the terms of material operating leases and indebtedness. It is expected that the Company will be unable to remedy the existing breaches and defaults. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain leases may be terminated and certain lenders currently have the right to foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's operating assets. However, the exercise of these rights have been stayed as a result of the bankruptcy filing. As discussed below, the Company is in the process of implementing a plan of reorganization in an attempt to deal with these issues. See Item 2, "PROPERTIES" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview".

         The risks associated with the Company's historic acquisition strategy have negatively impacted Unison's financial performance. A key element of Unison's business strategy during 1995 and 1996 was to expand through the acquisition of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary health care businesses or services. The acquisitions of BritWill, Signature, Sunbelt, RehabWest and Ampro and the formation of Quest were in pursuit of this strategy. As a result of the acquisitions, the Company was faced with unforeseen contingencies affecting its new businesses including increased costs due to integrating the acquired operations into the overall enterprise. For example, difficulties in integrating the acquired facilities within Unison's financial reporting and management information systems were a substantial factor contributing to the need to restate Unison's financial statements for the nine months ended September 30, 1996. Its financial reporting and management information systems were not adequate for the larger and more complex needs of the Company. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods.

         Additionally, the number of lawsuits initiated against the Company has grown as its financial difficulties worsened, including suits with vendors, landlords and several class action lawsuits (which also involved certain of the Company's current and former directors and officers (among others) as named defendants). Such class action complaints generally assert that the defendants knew, or were reckless in not knowing, that Unison's results for the first nine months of 1996 were materially overstated, or misrepresented the capability of Unison's internal accounting system to reliably record and reflect its financial condition, among other things. See Item 3, "LEGAL PROCEEDINGS".

         On January 7, 1998, three of Unison's subsidiaries, BritWill Investments - I, Inc., BritWill Investments - II, Inc. and BritWill Indiana Partnership (the "BritWill Debtors"), with operations in Texas and Indiana, filed for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The Chapter 11 filings were necessitated by actions taken by Omega to terminate or otherwise enforce the terms of its lease agreements with the Company. Unison, through its subsidiaries, leases 14 long-term care facilities from Omega under three master lease agreements. In addition, Unison leases six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas") which are subject to a mortgage in favor of Omega (the "BritWill Texas Leases"). The BritWill Texas Leases contain cross-default provisions with the Omega leases. Unison is currently in payment and covenant default of the Omega leases and the BritWill Texas Leases. BritWill Texas is an affiliate of Bruce H. Whitehead, a major shareholder and creditor of Unison and, until May 29, 1998, Chairman of Unison's board of directors.

         On May 28, 1998, Unison and 29 of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. Unison had previously initiated negotiations to reach a consensual restructuring of its debt and lease obligations with Omega, representatives of certain of the holders of its $100.0 million 12 1/4% Senior Notes due 2006 (the "12 1/4% Senior Notes") and $20.0 million 13% Senior Notes due 1999 (the "13% Senior Notes") (the "Ad Hoc Committee"), and certain entities related to Mr. Whitehead (the "Whitehead Affiliates") and David A. Kremser

(the "Kremser Affiliates"). Mr. Kremser is a major stockholder and creditor of Unison and, until May 29, 1998, was a director of Unison.

         On June 15, 1998, Unison concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, an amended plan of reorganization (the "Plan") was filed. The Plan has the support of Omega and the Official Committee of Unsecured Creditors but not the support of the Ad Hoc Committee. The significant elements of the Plan are described in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview" and in the Disclosure Statement and the Plan which are attached hereto as Exhibit 2.1. During the Chapter 11 process, Unison and its subsidiaries are operating their businesses and managing their properties as debtors-in-possession under authority of the Bankruptcy Code.

INDUSTRY OVERVIEW

         Unison believes there will continue to be significant business opportunities to provide healthcare services to long-term care residents in non-hospital settings, including both long-term care facilities and assisted or independent living facilities. Certain factors that contribute to this growth potential are described below.

         Industry Consolidation. The long-term care industry is highly fragmented. There are approximately 17,000 long-term care facilities in the United States which contain a total of approximately 1.8 million licensed beds. The 50 largest long-term care providers operate approximately 5,000 facilities comprising approximately 500,000 licensed beds, or 28% of the industry total. Recently, the long-term care industry has been subject to competitive pressures and uncertainty with regard to future changes in governmental regulations, which have resulted in a trend toward consolidation, especially of smaller, local operators into larger, more established regional or national providers. The increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated and potentially volatile reimbursement systems have resulted in the consolidation of operators who lack sophisticated management information systems, operating efficiencies and financial resources to compete effectively. Unison believes that this trend toward consolidation will continue. See "- Business Strategy".

         Aging Population. The overwhelming majority of the patients in long-term care facilities and residents in assisted or independent living facilities are over the age of 65. According to the United States Bureau of the Census, the number of people over the age of 65 in the United States has grown from approximately 25.6 million in 1980, or 11.3% of the population, to approximately 33.5 million in 1994, or 13% of the population, and is projected to increase to approximately 62.2 million, or 18% of the population, by 2025. The number of people age 85 and older is expected to double from 3.5 million in 1994 to 7 million in 2020, making this age group the fastest growing segment of the population. As the United States population ages, the demand for the types of services that Unison provides is expected to increase

         Cost Containment Pressures. Governmental and private pay sources have adopted cost containment measures which encourage reduced lengths of stay in acute care hospitals. Many of the patients being discharged, in particular elderly patients, require additional skilled nursing care and specialty healthcare services, such as those provided by Unison. The Balanced Budget Act of 1997 (the "Balanced Budget Act") mandates that, beginning with cost reporting periods on or after July 1, 1998, skilled nursing facilities will receive a fixed payment for services to Medicare patients. Any subsequently adopted healthcare reform proposals are expected to continue to emphasize the cost containment efforts included in healthcare reform legislation. See "Government Regulation".

         Advances in Medical Technology. Innovations in medical equipment and new treatment methodologies have lengthened life expectancies, increasing the number of individuals requiring specialized care and supervision. The incidence of chronic illness increases with age, particularly certain degenerative conditions. In the past, the level of care required by many of these individuals was not generally available outside acute care hospitals. However, long-term care providers such as Unison have become a more attractive alternative to acute care hospitals in certain instances due to technological advances that have enabled long-term care providers to offer services to patients less expensively than acute care hospitals.

         Limitations in the Supply of Long-Term Care Facilities. In many areas the number of available long-term care beds has not grown as quickly as demand in recent years. Many states (but not all of the states in which Unison operates) have enacted certificate of need or similar legislation which generally limits the construction of long-term care facilities and the addition of beds or services in existing facilities. Furthermore, high construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the numbers of facilities. As a result, the Company believes that the supply of long-term care facilities may not grow as quickly as the demand for such facilities. See "- Government Regulation - Certificates of Need".

BUSINESS STRATEGY

         Unison's immediate strategy is to successfully implement the Plan. As discussed elsewhere herein, the Plan includes a restructuring of Unison's debt and certain lease obligations, the disposition of underperforming business operations and the settlement of significant lawsuits. Subsequent to confirmation of the Plan, the Company will implement the business strategy set forth below, while striving to regain the confidence of its employees, regulators, vendors and investors by proving it is a viable and competitive concern.

         Unison's ongoing business strategy is to become a preferred provider of long-term and specialty healthcare services in its markets by offering a full range of high quality, cost competitive, long-term healthcare services. The key components of the Company's strategy are as follows.

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

         Unison seeks to improve its profitability by attempting to obtain an increasing proportion of its revenue from specialized healthcare services which typically generate higher profit margins than basic long-term nursing care. Specialty healthcare services are developed in cooperation with, and in accordance with, the needs of the local medical community. Specialty programs are developed by the Company's marketing professionals and facility administrators working directly with local hospital discharge planners and physicians. Management believes that this approach generally has been well received by local medical communities. See " - Government Regulation - The Balanced Budget Act".

         Concentrate Healthcare Facilities in Geographic "Clusters." Although Unison's acquisition program has been substantially curtailed for the indefinite future, Unison has in the past sought to acquire facilities which fit within existing geographic regions or "clusters," and to enter new markets through clustered acquisitions. Clustering is intended to attempt to capture local economies of scale by providing ancillary services, purchasing, marketing, information systems, risk management, accounting, reimbursement and quality control to geographically concentrated facilities. The cluster strategy is based on the belief that clustering facilities will enable Unison to leverage management across a larger base of client revenue and efficiently monitor individual facilities, ensuring high quality patient care. The clustering strategy was to enable Unison to leverage the addition of ancillary services over a larger patient base. The acquisition of Signature in 1996, which included the acquisition of five long-term care facilities in the Denver, Colorado area, is an example of this strategy.

         Provide High Quality Care on an Economic Basis. Unison seeks to position each of its facilities as a high quality provider in its respective market, but to do so on a cost-effective basis. Unison believes that it provides quality patient care and is generally successful in maintaining regulatory compliance. See " - Operations - Quality Management".

         Contain Costs. Unison believes that the increasing penetration of managed care will intensify the focus on containing costs. Unison establishes detailed operating budgets at its facilities and the administrator is responsible for adherence to these budgets. Monitoring the performance of these budgets at the facility level is necessary to enable Unison to control operating costs.

PATIENT SERVICES

         Unison's objective is to provide long-term care services across the continuum of care from independent living services to subacute care services, all of which are provided primarily to the elderly. Independent living facilities that offer assistance with activities of daily living are appropriate for those among the elderly requiring limited healthcare services. Assisted living facilities are appropriate for residents in need of greater assistance, but who do not need the services of a skilled nursing facility. Assisted living facilities provide nutritional, housekeeping, and limited medical services. For the elderly and other patients in need of specialized support, rehabilitation, nutrition, respiratory therapies and other treatments, skilled nursing care is often required. The provision of specialized subacute services within skilled nursing facilities also responds to the needs of patients requiring intense and specialized treatment and rehabilitation therapy services immediately after hospitalization.

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

         Subacute and Other Specialty Care Services. Unison's facilities currently offer a wide variety of subacute and specialty healthcare services, which may include (i) intensive rehabilitation services; (ii) wound management;
(iii) enteral and parenteral feeding programs; (iv) intravenous drug administration, including chemotherapy; (v) respiratory therapy; (vi) orthopedic rehabilitation; and (vii) other specialized subacute services. Unison provides care to certain types of patients with specialized needs through designated units such as those for the treatment of Alzheimer's disease and other conditions. These units are located in specially designed sections within selected facilities and are staffed by specially trained personnel. In addition to providing care tailored to the unique needs of patients within these units, these services include education and support to the patients' families. These units generally receive higher levels of reimbursement. The daily cost to patients for Unison's specialty services are generally significantly less than the cost charged for similar services by acute care hospitals. See " - Government Regulation - The Balanced Budget Act".

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

                                     YEARS ENDED DECEMBER 31,
                         ------------------------------------------------      PRO FORMA
SOURCE OF REVENUES        1994          1995          1996          1997        1997 (1)
------------------       ------        ------        ------        ------      ----------
Medicare ............       9.1%         26.9%         29.5%         32.1%         34.2%
Private and other ...      32.4          17.2          17.0          16.2          16.0
                         ------        ------        ------        ------        ------
     Quality mix ...       41.5          44.1          46.5          48.3          50.2
Medicaid ...........       58.5          55.9          53.5          51.7          49.8
                         ------        ------        ------        ------        ------
      Total ........      100.0%        100.0%        100.0%        100.0%        100.0%
                         ======        ======        ======        ======        ======
-------------------



(1) Adjusts for the completed and anticipated Dispositions as though such transactions had occurred as of January 1, 1997.

OPERATION OF LONG-TERM CARE FACILITIES

         Unison is responsible for the day-to-day operation of both owned and leased facilities. These responsibilities include recruiting, hiring and training all nursing and other personnel, and directing the full scope of patient care activities that are necessary to operate the facilities. In general, these activities include direct patient care, nursing services, food service, social services and resident activity programs, housekeeping and maintenance, business office services including billing and accounts receivable management, accounts payable, accounting and finance, cash management, debt management, quality assurance, risk management, legal services, and regulatory compliance at each facility. Unison provides additional support by providing liability, workers compensation, and casualty insurance for all of its facilities and ancillary companies.

         Organization. With respect to its long-term and specialty care facilities, Unison maintains three regions, each of which is supervised by a regional director. The regional director is supported by a clinical operations specialist, a financial consultant and a regional director of marketing, all of whom are employed by Unison. Daily operations of each facility are supervised by an on-site licensed administrator. The administrator at each facility is primarily responsible for adherence to Unison's standards of practice. Each facility administrator's incentive compensation is based, in part, on the achievement of specified quality objectives. Clinical Operations Specialists provide individualized on-site training to direct care givers. Clinical Operations Specialists also conduct mock state and federal surveys in advance of scheduled annual surveys. The administrator of each facility is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, a director of marketing who directs the sales and marketing efforts of the facility and a director of nursing who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff and a business office staff.

         Quality Management. Unison maintains a quality improvement program that is focused on important aspects of care and critical key indicators that measure the quality of care provided to its patients. The program is an internal facility process focused on involvement by direct caregivers. Reporting is monitored by Unison's Clinical Operations Specialists under the direction of the Vice President of Clinical Services. Monthly reports are used to monitor adherence to the standards of care established by Unison's quality improvement program. On-site visits are conducted by specially trained healthcare professionals. The quality improvement program is designed to provide patients with better care, and thus a higher quality of life.

         In recent years Unison entered into certain leases of facilities that have had regulatory compliance or quality difficulties. Unison has generally achieved improvements of such facilities. In August 1995, Unison acquired 28 operating facilities in the BritWill Acquisition. Regulatory records contained 244 total deficiencies cited at these facilities prior to acquisition. On the first governmental review conducted after acquisition this number was reduced to 138 deficiencies, a 43% reduction in regulatory noncompliance. Based on subsequent governmental review, as of October 1, 1996 the number of deficiencies at these facilities was 61, reflecting a cumulative reduction of 75%. As of October 9, 1998, the equivalent number of deficiencies was 34. Company-wide, Unison's facilities had 179 surveys from government agencies during the period from January 1, 1998 through October 9, 1998. The average number of deficiencies cited during these reviews was 1.3, compared to a national average of 6.5 in the states in which Unison operates. The Company has reduced substandard quality of care deficiencies from 5.7% of total surveys in 1996 to 2.8% in 1998, compared to a national average of 6.7 in the states in which Unison operates. As of October 9, 1998, Unison had one outstanding deficiency for substandard quality of care. The Company is in the process of correcting this deficiency and believes that the facility will be in regulatory compliance upon follow-up review.

         Marketing. Unison's marketing efforts are designed to promote higher occupancy levels and improved payor quality mix. Quality mix has improved from approximately 41.5% in 1994 to approximately 48.3% in 1997. This increase in quality mix is due in part to the Company's marketing efforts and the higher quality mix from acquired operations. Average occupancy was 77.0% in 1996, 83.1% in 1997 and 80.2% in the first eight months of 1998. The decrease in occupancy in 1998 is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy rate will improve as it implements the Plan.

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

         Unison's marketing program is focused on market analysis, competitive services, sales training, and accountability and tracking systems. Quantitative and systematic reporting and analysis is monitored by the regional directors of marketing. Market specific information, along with weekly and monthly reporting, is used to monitor adherence to the standards established by Unison. The hub of this strategy is the local facility administrator and director of admissions and marketing. These individuals, under the direction of the corporate and regional marketing staff, are responsible for establishing and building relationships with various referral sources including general and specialty physicians, hospital administration and discharge planners, insurance case managers and other local community organizations. Unison seeks to use their input in conjunction with demographic and medical data analysis to identify specific market needs, and to introduce new services where appropriate. The facilities also are involved in community affairs in order to maintain a public awareness of their services.

ANCILLARY SERVICES

         Unison provides ancillary services, either directly or through third-party contracts, to the residents of nursing facilities in response to physician orders. The major ancillary services include physical, speech and occupational therapies, pharmaceuticals, parenteral and enteral nutrition, infusion and respiratory therapies and laboratory services. Additionally, although Unison may sell Sunbelt, the Company will continue to provide rehabilitation therapy services to its patients through third-party contracts.

         Management of each of the ancillary companies reports to Unison's chief executive officer. Unison's corporate management team provides oversight of Ampro, Quest and Sunbelt in the areas of cash management, budgeting, accounting controls, staffing and detailed review of financial results. Unison also (i) directs the ancillary companies' growth and marketing strategies and accounts receivable management and (ii) implements the integration of the companies and oversees the quality of services to Unison facilities. Unison provides additional support to its ancillary companies in the areas of risk management, legal services, regulatory compliance, government reimbursement, management information systems and purchasing. A number of the ancillary companies' supply contracts with major vendors are in the name of Unison. In addition, bank loans and equipment leases provided to the ancillary companies are negotiated by Unison's senior management, and general liability, workers compensation and casualty insurance for all of Unison's subsidiaries is provided under Unison's policy.

         Laboratory. Ampro operates three medical reference laboratories located in Dallas, Texas, Poplar Bluff, Missouri and Memphis, Tennessee, and three satellite offices located in Austin, Texas and Fort Worth, Texas. As of September 30, 1998, Ampro provided laboratory services to two Unison-affiliated and 60 non-affiliated nursing facilities in Texas, 18 non-affiliated nursing facilities in Tennessee, and 172 non-affiliated nursing facilities in Missouri.

         The laboratories provide bodily fluid testing services to assist in detecting, diagnosing and monitoring diseases. These tests, performed as ordered by each patient's attending physician, include testing for complete blood count, blood chemistry testing, coagulation studies, urinalysis, microbiology tests and therapeutic drug level tests. Upon completion of these tests, the laboratories communicate the results of each test to the applicable facility for inclusion on each patient's medical chart for review by the attending physician.

         Pharmacy. Quest is a comprehensive, full-service long-term care pharmacy and medical supply company that provides services through two institutional pharmacies located in Longview, Texas and Bloomington, Indiana. Quest has grown from a pharmacy servicing 15 long-term care facilities in September 1995 to a highly diversified organization that services, as of September 30, 1998, 11 Unison-affiliated and 27 non-affiliated skilled nursing facilities in East Texas; 13 Unison-affiliated and ten non-affiliated skilled nursing facilities in Indiana (including Disposition Facilities); and 14 other Unison-affiliated nursing facilities in Alabama, Arizona and Colorado. Quest's specialized services include pharmacy, wound care, medical supplies, enteral therapies, infusion management, IV nurse consultants and Medicare Part B services. Quest's clinical pharmacists provide consulting, medical records services, educational seminars and continuing education programs. Quest seeks to provide services that assist its clients in controlling costs and complying with regulatory and medical standards.

         Quest provides pharmaceutical dispensing services to approximately 4,000 patients and clients in various settings, including nursing facilities, transitional care facilities, assisted living communities, rehabilitation centers and correctional facilities. Additionally, Quest provides a variety of pharmaceutical consulting services, including training of facility staff, designed to assist nursing facilities in program administration.

         Therapy. Sunbelt provides physical therapy, occupational therapy and speech language pathology services through Unison-affiliated facilities and non-affiliated health care providers, including long-term care facilities, outpatient clinics, fitness centers, hospitals and home health agencies. Sunbelt also provides rehabilitation and sports medicine services to school systems and has implemented industrial and occupational medicine programs which are delivered through outpatient clinics, hospitals and on-site industrial environments. As of September 30, 1998, Sunbelt provided services through 145 contracts, which include 34 Unison-affiliated facilities.

         Sunbelt develops programs for its long-term care clients, utilizing teams of rehabilitation staff and nursing facility staff, which are tailored to the needs of the individual facility. Specific programs in which Sunbelt works in conjunction with facility staff include functional maintenance, would care, restraint reduction, dementia training and continuous quality improvement. Sunbelt also provides training in proper patient posture and positioning to aid in feeding and prevention of pressure sores.

COMPETITION

         Unison's facilities compete on a local and regional basis with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care providers. Many of these companies, especially in light of the Company's current financial difficulties, have greater financial and other resources than Unison and some are nonprofit or charitable organizations. No assurance can be given that Unison will have the resources to compete successfully with such companies. In addition, cost containment efforts, which encourage more efficient utilization of general acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute care hospitals have converted portions of their facilities to other purposes, including various types of long-term and subacute care. The Company believes that significant competitive factors include the quality and spectrum of care and services provided, the reputation of the medical personnel employed, the physical appearance of the facilities and, in the case of private-pay patients, the level of charges for services. Because the Company's facilities compete primarily on a local and regional basis, rather than on a national basis, the competitive position of the Company varies from facility to facility. The Company seeks to meet competition in each locality by improving the quality and types of services provided in and the appearance of its facilities, by establishing a reputation within the local medical communities for providing quality care, and by responding appropriately to regional variations in demographics and preferences. There is no price competition with respect to Medicare and Medicaid patients because revenues for services administered to such patients are based on strictly controlled fixed rates and cost reimbursement principles.

         Unison's pharmacy and laboratory businesses compete with national, regional and local pharmacies and medical reference laboratories, some of which have significantly greater financial and other resources than Unison. No assurance can be given that Unison will have the resources to compete successfully with such companies. The Company's strategy for its pharmacy services focuses on the expansion of services beyond dispensing tablet, capsule and liquid medications to include more intensive and higher margin IV therapy services, antibiotic and hydration therapies, pain management and chemotherapy. Unison believes that the primary factors in competing for pharmacy business is prompt service and the primary factor in competing for laboratory business is prompt and accurate test results.

INSURANCE

         Unison carries general liability, comprehensive property damage, malpractice, workers' compensation, directors and officers and other insurance coverage that management considers adequate for the protection of its assets and operations. The Company is partially self-insured with respect to certain healthcare benefits and workers' compensation benefits. There can be no assurance, however, that the coverage limits of such policies will be adequate or that insurance will continue to be available to Unison on commercially reasonable terms in the future. A successful claim against Unison in excess of its insurance coverage could have a material adverse effect on Unison and its financial condition and results of operations. Claims against Unison, regardless of their merit or outcome, may also have an adverse effect on Unison's reputation and business.

GOVERNMENT REGULATION

         Introduction. The federal government and all states in which Unison operates regulate various aspects of Unison's business. All of Unison's skilled nursing facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. To participate in the Medicare or Medicaid program, each facility must comply with federal participation requirements and meet additional state licensure requirements. All of these programs are currently the subject of numerous legislative and regulatory proposals at both federal and state levels, some of which could adversely affect Unison. The Federal Social Security Act authorizes the Secretary of the Department of Health and Human Services to execute agreements with state survey agencies to determine whether skilled nursing facilities meet the federal participation requirements for Medicare. State survey agencies perform the same survey tasks for nursing facilities participating or seeking to participate in the Medicaid program. The results of Medicare and Medicaid surveys are used by the Health Care Financing Administration ("HCFA") and Medicaid state agencies as the basis for decisions to execute, deny or terminate provider agreements with facilities.

         Payment For Services. Unison derives a significant portion of its net revenues, directly or indirectly, from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could limit or reduce reimbursement for Unison's services. Any significant decrease in Medicare or Medicaid reimbursement amounts could have a material adverse effect on Unison. Unison also obtains payment from private insurers, including managed care organizations and private pay patients. Unison's facilities also have contracts with private payors, including health maintenance organizations and other managed care organizations, to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to Unison by these payors will remain at current levels or be adequate to reimburse Unison for the cost of providing services to covered beneficiaries. In addition, cost increases due to inflation without corresponding increases in reimbursement could adversely affect Unison's business.

         The Balanced Budget Act. The Balanced Budget Act, signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs, which may impact Unison. The Balanced Budget Act mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective for Unison's facilities on January 1, 1999. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate will cover
(i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The final rules and new per diem rates were published on May 22, 1998 and were open for public comment until July 13, 1998. There can be no assurance that PPS will not have a material adverse impact on Unison results of operations or financial condition.

         For Medicare patients receiving services on an outpatient basis under Medicare Part B, effective July 1, 1998, reimbursement for ancillary services such as rehabilitation therapy, drugs, medical supplies and other items, is based on a yet-to-be-developed fee schedule. In addition, effective January 1, 1999, there will be an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient physical and speech therapy services and an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient occupational therapy services. There can be no assurance that these fee schedules or caps will not have a material adverse effect on the Company.

         The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. Effective October 1, 1997, states have more flexibility in establishing payment rates. Indiana adopted a case-mix prospective payment system effective October 1, 1998 and Colorado is expected to follow in 1999. The Company does not believe that the change in Indiana's reimbursement system will materially negatively impact Unison's results of operations or financial condition, and Unison has not determined the impact the change in Colorado's system will have on its results of operations. Unison is unable to predict whether any other states will change their reimbursement policies and, if so, what effect such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

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

         Until the implementation of PPS, Medicare reimburses the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services is made prospectively with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, Unison's costs for care delivered to Medicare patients in certain of its long-term and specialty healthcare facilities have exceeded the routine cost limits. Although Unison believes that it will recover these routine cost limit exception requests, failure to recover excess costs or to obtain such exceptions could adversely affect Unison's results of operations.

         Medicare covers and pays for rehabilitation therapy services furnished in facilities in various ways. For rehabilitation services provided directly, specific guidelines exist for evaluating the reasonable cost of physical therapy, occupational therapy and speech language pathology services. Medicare applies salary equivalency guidelines in determining the reasonable cost of physical therapy and respiratory services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Until April 1, 1998, Medicare paid for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. Unison's gross margins for services reimbursed under the salary equivalency guidelines are significantly less than services reimbursed under the "prudent buyer" rule.

         In January 1998, HCFA issued rules applying salary equivalency limits to certain speech and occupational therapy services and revised existing physical and respiratory therapy limits. The new limits are effective for services provided on or after April 1, 1998. For the year ended December 31, 1997, Unison's revenues and contribution margin from speech and occupational therapy services amounted to $31.2 million and $13.1 million, respectively. The imposition of salary equivalency guidelines on speech language pathology and occupational therapy services could significantly impact Unison's margins in 1998. The revised guidelines will be in effect until nursing facilities transition to PPS. Under PPS, the reimbursement for these services provided to nursing facility patients will be a component of the total reimbursement allowed per patient and the salary equivalency guidelines will no longer be applicable. Unison's client nursing facilities, both affiliated and nonaffiliated, will transition to PPS on January 1, 1999. There can be no assurance that PPS will not have a material adverse impact on Unison's results of operations or financial condition.

         Current Medicare regulations that apply to transactions between related parties are relevant to the amount of Medicare reimbursement that the Company is entitled to received for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to Unison facilities. These related party regulations require that, among other things, (i) the Company's therapy and pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the services of each subsidiary is transacted with nonaffiliated entities, and there is an open, competitive market for such services; (iii) the services provided by such subsidiary commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care provided by such facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by such subsidiaries are in line with the charges for such services in the open market and no more than the prices charged by its therapy and pharmacy subsidiaries under comparable circumstances to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consensus has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

         In the fourth quarter of 1997, Unison was informed by its Medicare fiscal intermediary that it is challenging the Company's reimbursement for certain services provided at Unison facilities by Sunbelt, a Unison subsidiary which provides physical, speech and occupation therapy services to both affiliated and nonaffiliated long-term care facilities. Although the Company intends to vigorously pursue reimbursement of the challenged items, in the fourth quarter of 1997 it recorded a $4.6 million reduction in Medicare revenues in connection with this related party issue. When PPS and the fee schedules are implemented, the Medicare impact of the related party rule will be eliminated. Sunbelt is currently held for possible disposition.

         The Medicaid Program. All of Unison's nursing facilities are certified to participate in applicable state Medicaid programs. Medicaid is a joint federal-state medical assistance program for individuals who meet certain income and resource standards. Facilities participating in the Medicaid program are required to meet state licensing requirements to be certified in accordance with state and federal regulations and to enter into contracts with the state agency to provide services at rates established by the state. States have considerable flexibility in establishing their Medicaid reimbursement systems, and as a result, the payment methodologies and rates vary significantly from state to state. All of the states in which Unison operates Medicaid-certified facilities, except for Texas and Arizona, use a cost-based reimbursement system under which reimbursement rates are determined by the state from cost reports filed annually by each facility on a retrospective basis. Reimbursable costs normally include the costs of providing healthcare services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. Some state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. In addition, certain Medicaid payments are subject to relatively long collection cycles and payment delays due to budget shortfalls in state Medicaid programs.

         Currently several states, including Texas and Indiana, utilize case-mix payment systems, pursuant to which payment levels increase based on a patient's acuity level and need for services. Colorado is expected to adopt a case-mix prospective payment system in 1999. Arizona utilizes a managed care program for its Medicaid beneficiaries, whereby subcontractors, usually county health departments, receive negotiated capped rates from the state. The subcontractors then negotiate contracts with nursing facilities to provide patient care. Unison is unable to predict whether any other states will change their reimbursement policies and, if so, what effect such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

         Enforcement Proceedings and Sanctions; Certification Requirements. Under the Omnibus Reconciliation Act of 1987 ("OBRA"), HCFA promulgated survey, certification and enforcement rules governing skilled nursing facilities and nursing facilities participating in the Medicare and Medicaid programs. Among other things, the HCFA rules governing survey and certification of long-term care facilities define a number of terms used in the survey and certification process. The rules require states to enact state plans to incorporate the provisions of the rules, including the full range of remedies for nursing facilities subject to the jurisdiction of the state Medicaid agency.

         Unannounced standard surveys must be conducted at least every 15 months with a statewide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with requirements of participation, to determine whether facilities have achieved correction and to monitor care if there is a change of ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated standard survey to investigate complaints of violations of regulatory requirements by long-term care facilities if a review of the complaint shows that a deficiency in one or more of the federal requirements may have occurred and only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard quality of care, or to have deficiencies requiring "significant improvement," it is subject to an extended survey. The extended survey is intended to identify policies and procedures which may have caused a facility to furnish substandard quality of care.

         HCFA's rules allow either HCFA or state agencies to impose one or more remedies provided under the rules for any particular deficiency. Facilities must provide a plan of correction for all deficiencies regardless of whether a remedy is imposed. At a minimum, available remedies include termination of provider agreement, temporary management, denial of payment for new admissions, civil money penalties, closure of the facility in emergencies or transfer of residents or both, and state monitoring. States may also adopt optional remedies. The rules divide remedies into three categories. Category 1 remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payment for new admissions, denial of payment for all individuals (imposed only by HCFA), and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

         The HCFA certification, survey and enforcement regulations impose significant burdens on long-term care facilities. The regulations may require state survey agencies to take aggressive enforcement actions. The breadth of the rules create uncertainty over how the rules will be implemented and the standards of compliance.

         Unison believes that its facilities substantially comply with the various state licensure and Federal certification requirements applicable to them. However, in the ordinary course of its business, Unison sometimes receives notices of alleged deficiencies for failure to comply with regulatory requirements. Unison reviews such notices and attempts to take corrective action. Unison's facilities sometimes receive notices from state agencies that result in fines and/or the agencies taking steps to decertify the facilities from participation in Medicare and Medicaid programs. In 1996, the Company received notices of monetary penalties related to two of its Texas facilities in the aggregate amount of approximately $168,000. These fines are currently being appealed. In February 1998, Unison closed its Oaks at Boise facility in Boise, Idaho after voluntarily terminating its participation in the Medicare program and relocating the patients. Unison had been negotiating with the owners to dispose of the facility when it encountered regulatory problems. Negotiations deteriorated and Unison closed the facility. Subsequently, Unison was assessed a penalty amounting to $25,875 for alleged violations of Medicare regulations, payment of which has not been demanded due to the bankruptcy filing.

         Certificates of Need. Many states (although not every state in which Unison operates) have adopted certificate of need or similar health planning laws which generally require prior state agency approval of certain acquisitions, new bed additions or services or capital expenditures. To the extent that such approvals are required for Unison to expand its operations or enter new geographic markets, Unison could be adversely affected by its inability to obtain the necessary approvals and could incur delays and expenses associated with obtaining such approvals. Currently, the states with certificate of need requirements in which the Company operates include Michigan and Alabama. In addition, Colorado and Texas have placed moratoriums on bed additions.

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

         Under Medicare conditions of participation and some state licensure laws, Unison, because of its method of service delivery, is required to contract with healthcare providers, practitioners and suppliers, including hospitals, facilities, physicians, pharmacies and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to Unison, and Unison may refer, or be in a position to refer, patients to certain of these individuals or entities. The Health Insurance Portability and Accountability Act ("HR 3103"), which was signed by President Clinton on August 21, 1996, has for the first time established a procedure requiring the Secretary of the Department of Health and Human Services to issue advisory opinions concerning some activity punishable under federal healthcare fraud statutes. To the Company's knowledge, none of its patients were referred under practices that are in violation of HR 3103. Although Unison believes its practices are not in violation of these laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with Unison's practices.

         Other laws prohibit physician referrals for certain "designated health services" rendered to Medicare and Medicaid patients by a provider in which the referring physician has an ownership interest or other financial relationship. Various exceptions are available for financial arrangements that would otherwise prohibit physician self-referrals. Many states have also enacted physician self-referral laws that apply whether or not Medicare or Medicaid payments are involved. Similar penalties, including fines and loss of licensure or eligibility to participate in government reimbursement programs, apply to violations of these state self-referral laws. These self-referral laws could require Unison to modify its contractual arrangements in order to satisfy an available exception, or limit the ability of physicians with whom Unison has compensation arrangements to refer patients to Unison.

         The nursing home industry has been a target of focus by government regulators seeking to discover and prosecute claims of healthcare fraud and from time to time Unison has received inquiries related to such claims. Medicare intermediaries and carriers have been given new instructions from HCFA concerning investigating and referring for prosecution suspected instances of Medicare and Medicaid fraud and abuse. In May 1996, the federal government announced the first year results of its "Operation Restore Trust" initiative. This initiative is a combined federal and state effort designed to combat healthcare fraud, waste and abuse and specifically targets the Medicare and Medicaid programs in connection with services of home health agencies, nursing homes and durable medical equipment suppliers. These entities are targeted because they account for the fastest growing cost areas in the Medicare and Medicaid programs. Operation Restore Trust originally focused on California, Florida, Illinois, New York and Texas. It is now extended to all states and is concerned with detection of suspected nursing facility fraud and abuse. This effort is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. The Company expects efforts of this sort to continue.

         Pharmacy. Pharmacists and those providing pharmacy services in the United States are regulated by state statutes and the rules and regulations of state boards of pharmacy. Currently, Unison operates pharmacies only in Texas and Indiana. As required by Texas and Indiana law, Unison and its pharmacists are licensed as a retail pharmacy and as pharmacists, respectively. In addition, both state and federal regulators prohibit the dispensing of certain drugs or medicines other than pursuant to a prescription written by a licensed practitioner. In order to implement these restrictions, regulations impose strict record keeping requirements with respect to the handling and dispensing of controlled substances, small quantities of which are maintained in Unison's pharmacy for use in filling prescriptions. These requirements also impose significant record keeping obligations upon Unison and its pharmacists. Unison is subject to regular audits by governmental authorities to monitor compliance with record keeping and other requirements imposed by law and regulation. Penalties for failure to comply with applicable regulations can range from imposition of fines to the suspension or revocation of the license of the pharmacy, one or more pharmacists, or both.

         Laboratory. Companies providing laboratory services in the United States are regulated by state statutes and the rules and regulations of the Clinical Laboratory Improvement Act of 1998 ("CLIA"). All laboratories must have a certificate of compliance or a certificate of accreditation for laboratory testing. Laboratories that have certificates must permit HCFA or a HCFA agent to conduct an inspection to assess the laboratory's compliance with the requirements of CLIA. The most recent inspection of Ampro's three laboratories revealed no deficiencies.

         Health Care Reform. The Balanced Budget Act contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. There also continue to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as Unison. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities. Moreover, by repealing the Boren Amendment, the Balanced Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels. Due to uncertainties regarding the ultimate features of reform or budget initiatives and their enactment and implementation, Unison cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on Unison. No assurance can be given that such measures will not have a material adverse effect on Unison.

EMPLOYEES

         As of October 31, 1998, Unison employed approximately 4,500 individuals (including full-time and part-time employees), of which approximately 3,520 employees work at Unison's nursing facilities, 100 employees work at Unison's corporate and regional offices, 70 employees work for Quest, 690 employees work for Sunbelt and 120 employees work for Ampro. Among its clinical staff, Unison employs approximately 280 registered nurses, 520 licensed practical nurses and 1,400 certified nursing assistants. Unison has two collective bargaining agreements covering approximately 250 nursing facility employees. One of the collective bargaining agreements is with 160 employees at Unison's Nightingale West facility, which is currently held for disposition. Unison believes that its overall relations with its employees have declined somewhat due to concerns related to its bankruptcy proceedings.

IMPACT OF THE YEAR 2000 ISSUE.

         Some of Unison's information systems have time-sensitive software that will not properly recognize the year 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing hardware and software and conversions to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material adverse impact on the operations of the Company.

         The Company has initiated formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks, in addition to patient service equipment that has microprocessors with date functionality. The ability of third parties with which Unison transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the systems of other companies, as well as those of the federal and state governments on which the Company's systems and operations rely, will be timely converted and will not have an adverse effect on the Company's systems and on-going operations.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 modifications. Since assessments of the year 2000 issue currently remain on-going, the Company has not yet been able to fully quantify the costs of its year 2000 remediation.

         The Company will continue to assess each of its systems and their year 2000 readiness. At this time, the Company believes that appropriate actions are being taken and expects to complete its overall year 2000 remediation prior to any anticipated impact on its operations. However, there can be no assurance that these assumptions will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, third party modification plans and similar uncertainties. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risks and Uncertainties - Year 2000 Issue."

ITEM 2.  PROPERTIES

         The following table lists the nursing facilities and assisted and independent living centers operated by the Company as of October 31, 1998. Except as indicated all of the facilities are leased.

                                                                                  NUMBER OF
                                                                                   LICENSED
                                                                                   BEDS OR
 FACILITY NAME                                             LOCATION                 UNITS
 -------------                                             --------                 -----
 Marshall Manor...................................    Guntersville, Alabama            91
 Ridgewood Health Care Center.....................    Jasper, Alabama                  98
 Terrace Lake Village (1).........................    Guntersville, Alabama            90
 The Arbors Health Care Center (2)................    Camp Verde, Arizona             118
 Douglas Manor....................................    Douglas, Arizona                 64
 Los Arcos Health Care Center (3).................    Flagstaff, Arizona               80
 Peppertree Square (1)............................    Safford, Arizona                 62
 Pueblo Norte Nursing Center (3)..................    Show Low, Arizona               100
 Rio Verde Health Care Center (3).................    Cottonwood, Arizona              80
 Safford Care Center..............................    Safford, Arizona                128
 SunCrest  Healthcare Center......................    Phoenix, Arizona                115
 Village Catered Care (1).........................    Douglas, Arizona                 62
 Amberwood Court Care Center (3)..................    Denver, Colorado                 75
 Arkansas Manor ..................................    Denver, Colorado                116
 Brookshire House (3).............................    Denver, Colorado                 67
 Christopher House (3)............................    Wheat Ridge, Colorado            78
 Cornerstone Care Center..........................    Lakewood, Colorado              140
 Boonville Convalescent Center....................    Boonville, Indiana              108
 Capital Care Healthcare Center (4)...............    Indianapolis, Indiana            60
 Cloverleaf of Knightsville.......................    Knightsville, Indiana            86
 English Estates (4)..............................    Lebanon, Indiana                130
 English Senior Living (1)(4).....................    Lebanon, Indiana                 19
 Holiday Manor ...................................    Princeton, Indiana               91
 Kendallville Manor ..............................    Kendallville, Indiana            60
 Lockerbie Healthcare Center (4)..................    Indianapolis, Indiana            79
 Owensville Convalescent Center...................    Owensville, Indiana              68
 Parkview Manor (4)...............................    Indianapolis, Indiana            39
 Sunset Manor (4).................................    Greencastle, Indiana             79
 Wellington Manor.................................    Indianapolis, Indiana           132
 Willow Manor Convalescent Center.................    Vincennes, Indiana              142
 Bonner Health Center (5).........................    Bonner Springs, Kansas           50
 Nightingale West (5).............................    Westland, Michigan              236
 Colonial Pines...................................    San Augustine, Texas            107
 Hemphill Care Center.............................    Hemphill, Texas                  90
 Heritage Plaza...................................    Texarkana, Texas                 90
 Homestead of McKinney............................    McKinney, Texas                 138
 Lake Village Nursing and Rehabilitation..........    Lewisville, Texas               120
 Pine Grove Nursing Center........................    Center, Texas                   120
 Pine Haven Care Center...........................    Texarkana, Texas                120
 Pleasant Manor Living Center.....................    Waxahachie, Texas               120
 Reunion Plaza....................................    Texarkana, Texas                102
 South Place Nursing Center.......................    Athens, Texas                   120
 West Place Nursing Center........................    Athens, Texas                   120
                                                                                   ------
      Total beds..................................                                  4,190
                                                                                    =====

(1)      Assisted living and independent living facilities.

(2) This facility is currently leased. In connection with the Plan, Unison will exercise its purchase option and enter into a sale/leaseback transaction with Omega.

(3) The facility real estate is owned. Unison will sell these facilities to Omega and lease them back under the terms of the Plan.

(4)      These facilities will be returned to Omega under the terms of the Plan.

(5)      It is currently anticipated that these facilities will be disposed of.

         Unison leases approximately 14,000 square feet of office space in Scottsdale, Arizona. The Scottsdale office houses the executive offices of Unison, and the lease for that space expires in the year 2003. Quest leases approximately 3,600 square feet of commercial office space in Longview, Texas for its pharmacy operations and approximately 2,000 feet of office space in Bloomington, Indiana for its Indiana pharmacy. Sunbelt, through its four subsidiaries, leases an aggregate of approximately 38,000 square feet of space for outpatient clinics and fitness centers in Mississippi and Alabama. Ampro leases an aggregate of approximately 8,000 square feet for office and laboratory space in Texas, Tennessee and Missouri and owns one building with approximately 4,000 square feet of space in Missouri. Lease terms on most of the office, pharmacy, laboratory and therapy space range from one to five years. Management believes that Unison's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

         Unison leases 37 long-term and specialty healthcare facilities and assisted or independent living centers. Unison's leases typically are triple net obligations, have initial terms of 5-10 years with renewal options for up to 15 to 20 years and are classified as operating leases within the meaning of Statement of Financial Accounting Standards No. 13. Unison's leases typically provide for automatic rent increases or repricing. Unison typically grants its lessor a security interest in Unison's personal property at the leased facility. Unison's leases are typically entered into by its subsidiaries and guaranteed by Unison. Some of the leases require Unison to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain current ratios and coverage ratios and prohibit Unison from operating any additional facilities within a certain radius of the leased facility. In addition, Unison is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Failure to pay rent within a specified time period constitutes a default under each lease agreement, which default, if uncured, permits the facility's lessor to terminate the lease. In all cases, Unison's interest in the premises is subordinated to that of the lessor's mortgage lenders.

         Unison's most significant lessors are Omega from which Unison leases 14 facilities, American Health Properties from which Unison leases six facilities and BritWill Texas from which Unison leases six facilities. The BritWill Texas leases are subject to a mortgage in favor of Omega. The leases typically include cross default provisions. Covenants in the Omega leases require maintenance of specified operating ratios, levels of working capital and net worth. The Company was not, at December 31, 1997, in compliance with the Omega master lease financial covenants and has not obtained a waiver of the covenant violations. The Company continues to be out of compliance with these covenants as of the date of this Report. The Company is in arrears with respect to its obligations under these leases in the approximate amount of $1.5 million. Under the terms of the Plan, Unison will, on the Effective Date, pay the past-due rent amount, return six facilities located in Indiana to Omega, and enter into a new master lease agreement with Omega related to: (i) the remaining eight facilities currently leased from Omega; (ii) the six facilities leased from BritWill Texas; and (iii) seven other Unison facilities pursuant to a sale/leaseback transaction. See " - Recent Developments" and Item 7, "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview."

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

         On May 28, 1998, Unison, together with 29 of its subsidiaries, filed petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court for the District of Arizona (collectively, the "Unison Debtors"). On January 7, 1998, the BritWill Debtors (together with the Unison Debtors, the "Debtors") filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court in the District of Arizona. All 33 cases were procedurally consolidated for administrative purposes and have been jointly administered under Case No. 98-06583-PHX-GBN. On August 10, 1998, Debtors filed with the Bankruptcy Court "Debtors' Joint Plan of Reorganization Dated August

10, 1998" and the "Supplement to Debtors' Joint Plan of Reorganization Dated August 10, 1998". Unison subsequently filed "Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998". The Plan provides for the restructuring and reconstitution of Unison and all of its subsidiaries. Unison also filed with the Bankruptcy Court its "Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998" and "Disclosure Statement In Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998" (the "Disclosure Statement"). On October 21, 1998, the Bankruptcy Court approved the Disclosure Statement and the Plan and the Debtors are proceeding with the solicitation of creditors regarding the Plan. The Plan is subject to the acceptance or rejection by Unison's creditors. During the Chapter 11 process, Debtors have operated their business and managed their properties as debtors-in-possession under the authority of the Bankruptcy Code. No motions seeking the appointment of a trustee have been filed.

         On July 31, 1998, Unison and certain of its subsidiaries filed with the Bankruptcy Court for the District of Arizona a "Complaint to Set Aside Preferential Transfers". The defendants in this action are David A. Kremser and Bruce H. Whitehead and certain of their affiliated entities. This action relates to working capital loans advanced to Unison in 1997 by the Kremser Affiliates and Whitehead Affiliates (the "1997 Loans") and the granting of security interests in accounts receivable and stock of certain Unison subsidiaries to secure the 1997 Loans and other obligations arising in connection with the Signature Acquisition and the BritWill Acquisition.

         Unison is a defendant in seven consolidated purported securities class action lawsuits pending in the United States District Court in Phoenix, Arizona (the "Federal Action"), and a purported securities class action lawsuit pending in California Superior Court (the "State Action")(collectively, the "Actions"). The Actions arise from the Company's announcement on March 11, 1996 that it would be restating its financial results for the nine-month period ended September 30, 1996. A consolidated amended class action complaint in the Federal Action was filed on January 6, 1998 under the caption Martin Grossman, et al. v. Unison HealthCare Corporation, et al., USDC No. CIV 97-0583 PHX SMM. The State Action is captioned Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Individually and as Representatives of a Defendant Underwriter Class, and Bruce H. Whitehead, Unison HealthCare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark, and Paul J. Contris, Case No. 779111 (Orange County Sup. Ct.) (filed May 13, 1997). The Federal Action seeks damages for alleged violations of federal and Arizona securities laws; the State Action seeks damages for alleged violations of the California securities laws. The broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the Company's initial public offering) to May 30, 1997.

         The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety, assuming appropriate court approval and acceptance by members of the class. The settlement in principle calls for a cash payment by the Company's primary insurer and newly issued shares of Unison common stock or the post-bankruptcy equivalent value of such shares (i.e., under the Plan, existing equity holders will have their interests converted into warrants; under the proposed settlement, class members who receive Unison shares will receive the same prorated treatment). The parties have executed a Stipulation of Settlement that must be presented to the Bankruptcy Court and the District Court for preliminary and then final approval. If the Company's equity holders do not vote to accept the Plan, or if the warrants do not meet certain Bankruptcy Court or Commission criteria, then all equity interest claims will be cancelled and terminated.

         The Company and certain of its current and former officers and/or directors were named as defendants in an action styled John D. Filkoski, et al.
v. Unison Healthcare Corporation, et al., filed in Colorado Superior Court on May 27, 1998 (the "Colorado Action"). The Colorado Action alleges causes of action under Colorado common and statutory law in connection with the Signature Acquisition. The plaintiffs are four former shareholders of Signature whose Signature shares were acquired in exchange for cash, notes and Unison common stock on October 31, 1996.

         On June 18, 1998, plaintiffs in the Colorado Action filed an Amended Complaint, naming the Company, current and former officers and/or directors, and Ernst & Young, LLP (the Company's auditor) as defendants. Essentially, plaintiffs allege that the Company's financial statements for the second and third quarters of 1996 contained false and misleading statements that fraudulently induced plaintiffs into entering into a merger agreement with the Company. Plaintiffs further allege that the Company failed to perform on certain promissory notes made in connection with the Signature Acquisition. Plaintiffs seek damages of approximately $3.2 million in purported actual damages as well as punitive damages, interest and costs. Plaintiffs were advised that all proceedings against the Company, including the Colorado Action, were stayed as a result of the Chapter 11 filing. On June 24, 1998, plaintiffs voluntarily dismissed the Company from the Colorado Action. Plaintiffs also purported to dismiss the individual defendants, but purportedly only in their capacities as current or former officers and/or directors of the Company, and not in their capacities as individuals. The Company may be required to indemnify and/or advance defense costs to the individual defendants, although it is possible that these obligations may be discharged by the Bankruptcy Court.

         On April 24, 1998, an action styled Franciscan Eldercare Corporation, Inc. v. Sunquest SPC, Inc., Unison Healthcare Corporation, Inc. [sic], Jerry Walker, Phillip Rollins and Paul Contris was filed in the Circuit Court of the State of Oregon (County of Multnomah) (Case No. 9801-00050). This action relates to four nursing facilities that the Company previously leased from Franciscan Eldercare Corporation ("FEC"). These leases have been rejected by Unison in the Bankruptcy Court. The action alleges breach of contract, conversion and breach of promissory note against Unison and Sunquest SPC, Inc., a Unison subsidiary, and breach of guaranty against Messrs. Walker, Rollins and Contris. FEC is seeking damages from the Company in the amount of at least $1.2 million plus attorney's fees, interest and costs. These proceedings are stayed as a result of the Chapter 11 filing.

         On May 4, 1998, an action styled Healthprime, Inc., HP/Healthcare Acquirors, Inc., Markleysburg Healthcare Investors, L.P., Marshall Manor Healthcare Services, Inc., and Lake City Nursing Homes, Inc. v. Unison HealthCare Corporation and Sunquest SPC., Inc. was filed in the Superior Court of Fulton County, Georgia (Case No. E.68081). The action alleges breach of contract related to a nursing facility that the Company previously leased from Markleysburg Healthcare Investors, Inc. and four nursing facilities that the Company previously managed on behalf of the plaintiff. The facility lease has been rejected by Unison in the Bankruptcy Court. Plaintiffs are seeking a judgment holding that the Company is entitled to no additional management fees relating to the managed facilities and other unspecified damages. Unison believes that it is owed approximately $1.6 million in management fees from plaintiffs. These proceedings are stayed as a result of the Chapter 11 filing.

         On September 11, 1998, the Bankruptcy Court entered an order appointing an examiner in the bankruptcy cases and limiting the scope of the examiner's duties to an examination of the claims of related party creditors in these cases. Subsequently, the United States Trustee appointed Keith J. Shapiro, an attorney with the firm of Holleb & Coff in Chicago, as the examiner. As of the date of this Report, no official report has been issued by the examiner.

         During the course of the Debtors' Chapter 11 cases, with the assistance of their court-approved professionals, Debtors continue to investigate causes of action available to them under the Bankruptcy Code and applicable state law. The Plan preserves all causes of action available to Debtors, including all objections to Claims and all other causes of action arising under the Bankruptcy Code, unless the Plan specifically provides otherwise. Specifically reserved and preserved in the Plan are all claims, rights or causes of action arising out of or related to: (1) the BritWill Acquisition; (2) the Signature Acquisition;
(iii) such further related transactions to (1) and (2) above, including, but not limited to, the 1997 Loans by Elk Meadows and BritWill Investments; (4) the business operation of Debtors for the period July 1, 1992 to May 28, 1998, including as related to the foregoing but not limited to, any claims for breach of contract, fraud, misrepresentation, negligence, misappropriation of business opportunities or trade secrets, corporate waste, fraudulent conveyance, constructive trust, breach of fiduciary duty, self-dealing or any claims for indemnity, or any claims arising from an employment relationship with any Debtors; (5) the Related Party Avoidance Actions; (6) the Avoidance Actions; (7) the Related Party Creditor Defenses; and (8) all other Litigation Claims (collectively, the "Preserved Claims") (all as defined in the Plan). Each Debtor specifically reserves the Preserved Claims as to: (a) each and every member of Kremser and Affiliates and Whitehead and Affiliates; (b) any officer or director of any Debtor for the period July 1, 1992 to May 28, 1998; or (c) any entity or individual who is determined to be (i) the alter-ego of the foregoing; (ii) any entity the aforementioned might successfully claim are necessary parties for purposes of joinder under the Federal Rules of Civil Procedure; or (iii) any entity in whose hands the proceeds and benefit of any impermissable conduct has flowed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At October 21, 1998, there were approximately 99 holders of record of Unison's Common Stock. At the same date, the Company believes that approximately 1,300 additional stockholders held shares under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks. The Company's Common Stock was traded on The Nasdaq Stock Market's National Market System under the symbol "UNHC" from December 19, 1995 to August 21, 1997. Effective August 22, 1997, Nasdaq moved Unison's securities to The Nasdaq SmallCap Market because the Company did not satisfy the minimum tangible net asset requirement for the listing of its stock on the Nasdaq National Market System.

         On February 23, 1998, new, more stringent quantitative maintenance requirements for continued listing on the Nasdaq Small Cap Market went into effect. These new maintenance standards require, among other things, minimum levels of either net tangible assets, market capitalization or net income. On April 15, 1998, Nasdaq notified the Company that its securities were delisted. Subsequently, Unison's Common Stock has traded on the over-the-counter ("OTC") market.

         The high and low sales prices as reported by Nasdaq are as follows:

                            1996                  1997             1998
                       ---------------     -----------------     -----------------
                       HIGH      LOW        HIGH       LOW       HIGH      LOW
                       ----     -----       ----      -----      ----     -----
First quarter ....    11-3/4     8-7/8     14-1/2      2-5/8      3        0-9/32
Second quarter ...    15-1/2    10-1/4      4-1/8      1-5/16     0-15/32  0-1/16
Third quarter ....    15-1/8    10-1/4      3-1/8      2
Fourth quarter ...    13-1/4     8          3-15/16    0-31/32

         Unison has not paid a common dividend and does not anticipate declaring a common dividend in the near future.

         On December 1, 1997, Unison completed the private placement of $20.0 million of 13% Senior Notes due 1999. The underwriter and initial purchaser was Jefferies & Company, Inc. The 13% Senior Notes were sold to (i) "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and
(ii) a limited number of other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act). The underwriter's discount was 4.0% or $800,000. Jefferies & Company, Inc. also received a consent solicitation fee amounting to $225,250. In addition, Woodhill Capital Corporation received a $350,000 fee. See Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below are derived from Unison's audited financial statements. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                         UNISON
                        (dollars in thousands, except per share)

                                                                           YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                               1993           1994              1995(1)           1996(1)            1997(1)
                                           -----------    -----------       -----------       -----------        -----------
STATEMENT OF OPERATIONS DATA:
Total revenues ........................    $     7,011    $    18,406       $    68,488       $   148,674        $   224,366
Expenses:
    Wages and related .................          3,689          9,593            35,047            85,789            116,137
    Other operating ...................          2,629          6,462            24,032            64,771             84,566
    Rent ..............................            206          1,406             6,673            15,658             16,119
    Interest ..........................             44            147             1,176             5,824             20,076
    Depreciation and amortization .....            157            286             1,311             4,561              9,974
    Impairment losses and other charges             --             --                --             3,865             27,185
                                           -----------    -----------       -----------       -----------        -----------
        Total expenses ................          6,725         17,894            68,239           180,468            274,057
                                           -----------    -----------       -----------       -----------        -----------
Income (loss) before income taxes .....            286            512               249           (31,794)           (49,691)
Income tax expense (benefit) ..........            177            172               132            (8,356)            (2,480)
                                           -----------    -----------       -----------       -----------        -----------
Net income (loss) .....................    $       109    $       340       $       117       $   (23,438)       $   (47,211)
                                           ===========    ===========       ===========       ===========        ===========

Net income (loss) per share ...........    $      0.06    $      0.19       $      0.05       $     (5.01)       $     (7.41)
Shares used in per share calculation ..      1,806,164      1,806,164         2,280,213         4,676,037          6,370,834

                                                          AT DECEMBER 31,
                                  ----------------------------------------------------------------
                                     1993          1994         1995          1996          1997
                                  ---------     ---------    ---------     ---------     ---------
BALANCE SHEET DATA:
Cash and cash equivalents ....    $     199     $     306    $   6,169     $  17,409     $   5,295
Working capital (deficit) ....          298         1,691         (927)      (13,955)     (151,068)
Total assets .................        1,862         7,468       81,301       230,921       192,167
Total debt ...................          259         2,623       26,737       157,138       172,797
Stockholders' equity (deficit)          (47)          736       20,903        11,689       (34,034)

                                                                YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
                                      1993         1994            1995(1)         1996(1)           1997(1)
                                  -----------  -----------     -----------     -----------       -----------
OTHER DATA:
Skilled nursing facilities(2):
    Number of facilities .....              6           16              45              54                49
    Number of licensed beds ..            671        1,621           4,629           5,455             4,839
    Patient days .............         12,705      112,727         581,410       1,203,655         1,524,025

Assisted living facilities(2):
    Number of facilities .....              1            2               3               6                 6
    Number of units ..........             30          104             229             325               325

Sources of patient revenues:
    Medicare .................            3.4%         9.1%           26.9%           29.5%             32.1%
    Private pay ..............           13.8         32.4            17.2            17.0              16.2
                                  -----------  -----------     -----------     -----------       -----------
        Quality mix ..........           17.2         41.5            44.1            46.5              48.3
    Medicaid .................           82.8         58.5            55.9            53.5              51.7
                                  -----------  -----------     -----------     -----------       -----------
        Total ................          100.0%       100.0%          100.0%          100.0%            100.0%
                                  ===========  ===========     ===========     ===========       ===========

--------------------------

(1) All acquisitions that occurred in 1995 and 1996, except for the merger with Ampro, are reflected from the date of each acquisition in the historical operating results of the Company.

(2)      Number of facilities, beds and units are expressed at end of period.

                             BRITWILL SEPARATE DATA

         Separate financial statements of an acquired business ordinarily need not be presented once the operating results of the acquired business have been reflected in the audited financial statements of the acquiring company for a complete fiscal year unless the acquired business is of such significance to the registrant that omission of such financial statements would materially impair an investor's ability to understand the historical results of the acquiring company. At the date of acquisition (August 10, 1995), BritWill was of such significance to Unison as to be considered a predecessor company. Accordingly, BritWill's separate selected historical financial data is provided for the periods from 1992 to the date of acquisition.

         The selected historical financial data set forth for the years ended December 31, 1993 and 1994 and the seven months ended July 31, 1995 are derived from BritWill's audited financial statements. The audited financial statements of BritWill for the one month ended July 31, 1995 and the six months ended June 30, 1995, together with the notes thereto, are included elsewhere herein. The data for the seven months ended July 31, 1994 are derived from the unaudited financial statements of BritWill which are not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" applicable to BritWill's separate historical results and other financial information included herein.

                                                                    SEVEN MONTHS
                                           YEARS ENDED                 ENDED
                                          DECEMBER 31,                JULY 31,
                                       -------------------       -------------------
                                        1993         1994        1994          1995
                                       ------       ------       ------       ------
                                        (IN THOUSANDS)               (UNAUDITED)
 Revenues:
  Net patient ...................    $ 32,107     $ 53,801     $ 29,098     $ 38,378
  Other .........................         625          624          759          476
                                       ------       ------       ------       ------
       Total revenues ...........      32,732       54,425       29,857       38,854
Expenses:
  Operating .....................      23,483       40,037       22,666       28,333
  General and administrative ....       3,670        6,252        3,350        3,870
  Rent ..........................       5,097        8,264        4,719        5,223
  Interest ......................         385          872          571          906
  Depreciation and amortization .         704          987          487          591
                                       ------       ------       ------       ------
       Total expenses ...........      33,339       56,412       31,793       38,923
                                       ------       ------       ------       ------

Income (loss) from operations ...        (607)      (1,987)      (1,936)         (69)
Other Income:
  Interest income ...............          65           55           50          113
                                       ------       ------       ------       ------
Income (loss) before income taxes        (542)      (1,932)      (1,886)          44
Income taxes ....................          52           53           26           31
                                       ------       ------       ------       ------
Net income  (loss) ..............    $   (594)    $ (1,985)    $ (1,912)    $     13
                                     ========     ========     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act, which are based on assumptions set forth in this discussion that could prove to be inaccurate. Important factors that could cause actual events to vary from the discussions herein include the factors discussed in "BUSINESS", " - Overview" and " Risks and Uncertainties".

         The following material should be read in conjunction with Unison's Consolidated Financial Statements and related notes thereto for the years ended December 31, 1997, 1996 and 1995. All references in this discussion and analysis to years are to fiscal years ended December 31 of such year.

SIGNIFICANT EVENTS

- In May 1997, Unison announced that its results of operations for the nine-month period ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of approximately $15.0 million. See "- Overview".

- On December 1, 1997, Unison completed the private placement of its $20.0 million 13% Senior Notes. See "- Liquidity and Cash Flows".

- For the year ended December 31, 1997, Unison recorded a net loss of $47.2 million compared to a net loss of $23.4 million in 1996 and net income of $117,000 in 1995. See "- Results of Operations".

- In 1998, Unison and its subsidiaries filed for reorganization under Chapter 11 of the federal bankruptcy laws. See "- Overview".

OVERVIEW

         Fiscal 1997 was a turbulent year for Unison. Prior to 1997, the Company pursued an aggressive expansion program that, in time, overwhelmed the Company's financial reporting and management information systems and personnel. As a result, the Company announced that its results of operations for the nine-month period ended September 30, 1996 were restated from pretax income of $328,000 to a pretax loss of approximately $15.0 million. The Company took steps that it believes has remedied these problems and will prevent them from recurring. First, Unison curtailed its acquisition program in 1997. Second, in April 1997, Unison accepted the resignations of several of its principal officers, including its chief executive officer and chief financial officer. Third, several managers in accounting and finance were replaced in 1997. Fourth, the Company hired a new CEO in September 1997 and a new CFO in April 1998. Fifth, in the second quarter of 1997, the Company completed the conversion to new accounts payable, accounting and financial reporting computer systems.

         In July 1997, Unison began work on a plan designed to: (i) reduce its costs of capital and operating expenses in order to improve operating results and cash flows; (ii) provide short-term and long-term liquidity; and (iii) restructure its balance sheet. The Company sought to: (a) reduce controllable costs; (b) refinance the mortgage on certain facilities purchased in the Signature Acquisition (the "Mortgage Note"), the proceeds of which would be used for debt service and working capital; and (c) obtain a new asset-backed revolving line of credit. Unison also attempted to restructure its lease agreements with Omega related to 26 nursing facilities operated by the Company in Texas and Indiana. As a result of the Company's continuing losses, it was not in compliance with certain financial covenants contained in the Omega leases.

         In November 1997, Unison announced that it had been unable to complete a refinancing of the Mortgage Note, and was therefore unable to make the scheduled $6.7 million interest payment on its 12 1/4% Senior Notes. On December 1, 1997, Unison completed the private placement of its $20.0 million 13% Senior Notes. The proceeds from the sale were used to make the interest payment on the 12 1/4% Senior Notes and for working capital.

         Despite the sale of the 13% Senior Notes, the Company lacked sufficient liquidity to meet all of its short-term and long-term debt service and capital requirements. As of December 31, 1997, Unison was in covenant and payment default in the terms of material debt and lease obligations. The Company was also unable to reach an agreement with Omega with respect to a restructuring of the terms of the Omega leases. On January 7, 1998, the BritWill Debtors, with operations in Texas and Indiana, filed for protection under Chapter 11 of the federal bankruptcy laws. The Chapter 11 filings were necessitated by actions taken by Omega to terminate or otherwise enforce the terms of its lease agreements with the Company.

         In 1998, the Company continued to work to develop a plan to achieve a viable capital structure, including a consensual restructuring of its debt and lease obligations and the disposition of unprofitable facilities. Negotiations with Omega and the Ad Hoc Committee with respect to a consensual restructuring reached an impasse in May 1998.

On May 28, 1998, Unison and 29 of its subsidiaries filed petitions for reorganization under Chapter 11 of the federal bankruptcy laws.

         In June 1998, Unison reached an agreement in principle (the "Term Sheet") with respect to a restructuring of the Company's debt and equity with Omega and the Ad Hoc Committee. The Company also obtained a continuation of its accounts receivable-backed line of credit with HealthCare Financial Partners ("HCFP") in the amount of $11.0 million (the "HCFP DIP Loan") which is available to Unison for working capital needs during the Chapter 11 process. Unison did not reach an agreement with Messrs. Kremser and Whitehead, shareholders and former directors to whom the Company has various debt obligations. The Term Sheet formed the basis for the Company's Plan of Reorganization, which was filed with the Bankruptcy Court on August 10, 1998. The Term Sheet expired on September 30, 1998. On October 16, 1998, Unison filed an amended Plan of Reorganization with the Bankruptcy Court. The Plan is supported by Omega and the Official Committee of Unsecured Creditors but not the Ad Hoc Committee. The significant provisions of the Plan are as follows. As used herein, "Reorganized Unison" means, collectively, the Debtors, as reorganized and reconstituted, pursuant to the Plan on the Effective Date.

- Omega has agreed to purchase seven facilities owned and operated by Unison for a purchase price of $38.2 million. Proceeds from the sale will be used to (i) repay the Mortgage Note related to six of these facilities amounting to approximately $19 million; (ii) pay off the balance of the HCFP DIP Loan; and (iii) to settle certain bankruptcy claims as provided for in the Plan and described below. The facilities will then be leased back to Unison (the "Signature Sale Leaseback"). These facilities and ten other facilities currently leased from Omega and BritWill Texas will be combined into a single master lease (the "Master Lease"). Six leased facilities will be returned to Omega and three facilities that Unison disposed of in March 1997 via a sublease agreement will be excluded from the Master Lease. In consideration thereof, Omega will receive $2.0 million in cash, a seven-year, $3.0 million promissory note bearing interest at 7.0% and a guarantee to be executed by Unison and BritWill Investments - II, Inc. to supercede and replace all existing guarantees of BritWill Texas obligations. In addition, Omega will receive financing fees and reimbursement of expenses in the amount of $1.0 million. Unison will pay, in cash, all prepetition rent payments due to Omega in the amount of approximately $1.5 million.

- In settlement of approximately $12.6 million of obligations of Unison, the Whitehead Affiliates will receive $541,000 in cash, an unsecured promissory note amounting to approximately $1.5 million and approximately 8.4% of the newly issued shares of common stock in Reorganized Unison (the "New Common Stock"). The promissory note will bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years. This treatment is contingent upon the Whitehead Affiliates voting to accept the Plan. If the Whitehead Affiliates elect not to vote, or vote not to accept the Plan, Unison will continue its litigation regarding the validity of purported security for these obligations. See Item 3, "LEGAL PROCEEDINGS".

- In settlement of approximately $5.6 million of obligations of Unison, the Kremser Affiliates will receive $541,000 in cash and a promissory note amounting to approximately $1.4 million. The promissory note will bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years. This treatment is contingent upon the Kremser Affiliates voting to accept the Plan. If the Kremser Affiliates elect not to vote, or vote not to accept the Plan, Unison will continue its litigation regarding the validity of purported security for these obligations. See Item 3, "LEGAL PROCEEDINGS".

- Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), will be paid in cash. The Company estimates that the aggregate amount of convenience claims is approximately $692,000 and will pay up to $650,000 to satisfy these claims. Essential Vendor Claims, defined in the Plan as payable to vendors deemed essential to the continued operation of Unison's business, will be paid in cash the lesser amount of the allowed claim or a pro rata portion of $4.4 million. The Company estimates that there will be approximately $2.1 million of Essential Vendor Claims on the effective date of the Plan (the "Effective Date"). Trade Unsecured Claims, defined in the Plan as payables to other trade vendors (with certain exclusions) will receive (a) in cash the lesser of (i) 35% of the allowed amount of the claim and (ii) a pro rata portion of $1.4 million, plus (b) approximately 0.14% of the shares of New Common Stock. The Company estimates that Trade Unsecured Claims will amount to approximately $3.4 million. All other general unsecured creditors, including the holders of the 12 1/4% Senior Notes and the 13% Senior Notes, will share pro rata in (i) approximately 90.2% of the shares of New Common Stock; and (ii) a new senior debt security (the "New Senior Note") in the amount of approximately $24.4 million. The New Senior Note will bear interest at 11.0% and will mature four years from the Effective Date. As a result of a subordination agreement related to the 13% Senior Notes, the distribution of New Senior Notes and New Common Stock will be reallocated as amongst the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to the subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the actual distribution to the general unsecured creditors will be as follows: (a) the holders of the 13% Senior Notes will receive New Senior Notes equal to 100% of their allowed claims ($21.3 million); (b) the Consenting Noteholders will receive only New Common Stock; and (c) all other holders of general unsecured claims will be unaffected by this reallocation. The Company estimates that the aggregate amount of general unsecured claims, other than Convenience Claims, Essential Vendor Claims and Trade Unsecured Claims, is approximately $139.8 million.

- Secured claims, which include the Mortgage Note, the HCFP DIP Loan, claims of Omega, property tax liabilities and other secured loans, will receive one of the following treatments: (i) the claim may be paid in cash on the Effective Date of the Plan; (ii) liabilities not in default may continue in accordance with their original terms; (iii) liabilities in default may continue in accordance with their original terms upon the reinstatement or cure of the default (as defined); and (iv) the collateral securing such liability may be returned to the creditor in full satisfaction of the claim. The Company estimates that the aggregate amount of secured claims is approximately $28.4 million.

- Subject to certain conditions, Unison's stockholders will share pro rata in the issuance of warrants to purchase approximately 378,000 shares of New Common Stock which, if exercised, will represent approximately 5% of the equity of Reorganized Unison on a fully diluted basis. Within three months of the Effective Date, the board of Reorganized Unison will grant to the Company's five senior executives options to purchase New Common Stock. Additional stock options will be granted to these individuals if the Company achieves certain performance goals. All of the stock options, if exercised, will represent approximately 5% of the equity of Reorganized Unison on a fully diluted basis.

- Prior to the Effective Date, Unison must obtain a new line of credit that is ready to fund. Unison is in the process of negotiating the terms of a $12.0 million new line of credit with HCFP.

         For the Plan to be confirmed by the Bankruptcy Court, it must meet a number of tests including, among other things: (i) that the Plan has been accepted by the requisite number of votes of creditors; (ii) that the Plan is feasible and confirmation of the Plan is not likely to be followed by the liquidation or the need for further reorganization of the Company; and (iii) that the Plan provides all creditors and stockholders with distributions in an amount not less than such parties would receive if Unison were liquidated under Chapter 7. The Company believes that the Plan meets these tests. In the event that the Plan does not receive the requisite number of votes for confirmation, the Company will seek to confirm the Plan under the so-called "cram down" provision of the Bankruptcy Code. The Bankruptcy Code provides that a plan can be confirmed even if the plan is not accepted by all classes of impaired creditors as long as at least one impaired class of claims has accepted it. The Bankruptcy Court may confirm the Plan if the Plan "does not discriminate unfairly" and is "fair and equitable" (as defined) to each impaired class that has not accepted the Plan.

RISKS AND UNCERTAINTIES

         The restructuring of Unison involves a degree of risk, and this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainty. Reorganized Unison's actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in this Annual Report.

         Reorganization Factors. There are risks inherent in any plan of reorganization and all risk factors cannot be anticipated. Some events will develop in ways that were not foreseen and many or all of the assumptions used in the Plan will not be realized exactly as assumed. Some or all of the variations may be material. Under the Plan some of the principal risks to be aware of are as follows.

- There is a risk that one or more of the required conditions or obligations under the Plan will not occur, be satisfied or waived, as the case may be, resulting in the inability to confirm the Plan.

- Delays in achieving confirmation and effectiveness of the Plan could adversely impact Unison's results of operations due to, among other things, continuing declines in census, difficulty in hiring skilled employees, decreased confidence of vendors and regulators, and continued fees and expenses related to the bankruptcy and reorganization.

- The total amount of all claims filed with the Court may be materially in excess of the estimated final amount of allowed claims assumed in the development of the Plan and in the valuation estimates provided therein. Accordingly, the amount and timing of the distributions that will ultimately be received by any particular holder of an allowed claim in any class may be materially and adversely affected should the estimates be exceeded as to any class.

- A number of other uncertainties may adversely impact Reorganized Unison's future operations including, but not necessarily limited to, economic recession, increased competition, adverse regulatory agency actions, acts of God, or similar circumstances. Many of these factors will be substantially beyond the control of Reorganized Unison, and a change in any factor or combination of factors could have a material adverse effect on Reorganized Unison's financial condition, cash flows and results of operations.

- There can be no assurance that Reorganized Unison will be able to continue to generate sufficient funds to meet its obligations and necessary capital expenditures. Although the Company projects that Reorganized Unison will generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured, particularly in view of possible competitive factors and industry conditions.

         Limited Operating History; History of Losses and Accumulated Deficit. Unison began operations in 1992. Since then, except for a small net profit in the fourth quarter of 1995 (and the pooling affect of the Ampro Acquisition completed in October 1996) it has reported net losses for every period, culminating in losses of approximately $23.4 million for 1996, approximately $47.2 million for 1997 and approximately $9.8 million for the six months ended June 30, 1998. The Company's future profitability will depend on many factors, including its ability to control costs, occupancy levels, government regulation and reimbursement policies, competition, its ability to attract and retain qualified personnel at competitive rates, success at implementing the Plan and general economic conditions. While the Company has instituted revenue enhancement and cost containment programs and has completed the integration of recent acquisitions, there can be no assurance that the Company will be profitable in the future.

         Management Resignations and Dependence on Skilled Personnel. Three of Unison's executive officers, including its Chief Executive Officer, Chief Financial Officer and Executive Vice President of Acquisitions, resigned in April of 1997 and its Chief Operating Officer resigned in October 1997. In addition, the Company's prior General Counsel and several facility administrators resigned during 1997. The Company hired a CEO in September 1997 and replaced its CFO and General Counsel in 1998. Although the pre-petition resignations of senior managers is not expected to have a material adverse impact on Unison's future result of operations, the loss of certain other key personnel could adversely affect Unison's results of operations and its efforts to rebuild its financial health. Unison's business strategy also depends on its ability to attract and retain qualified clinical management, marketing and other personnel. Unison competes with general acute care hospitals, rehabilitation facilities, nursing homes, ambulatory care facilities and other healthcare providers for the services of physicians, registered nurses, therapists and other clinical personnel. Such clinical personnel are in high demand and are often subject to competing offers. There can be no assurance that Unison will be able to attract and retain the qualified personnel necessary for its business and planned growth.

         Reliance on Reimbursement from Government Sources. The Company is reimbursed under the Medicare program for its actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility is also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, Unison's costs for the care delivered to Medicare patients in certain of its nursing facilities have exceeded the routine cost limits in the aggregate amount of $1.8 million, $2.3 million and $2.7 million in 1995, 1996, and 1997, respectively. The Company has filed 18 exception requests with HCFA with respect to 1995, requesting reimbursement for excess costs. Unison was granted interim (pending audit) routine cost limit exceptions for 16 of the 18 facilities in the aggregate amount of approximately $1.5 million. However, in the fourth quarter of 1997, the fiscal intermediary audited the Company's 1995 Medicare cost reports and as a result, the Company recorded a provision for potential audit adjustments of approximately $1.2 million. The Company is currently in the process of filing exception requests related to 1996 and 1997. Although management believes that the Company will recover these routine cost limit exceptions, failure to obtain such exceptions could adversely affect the Company's results of operations.

         Governmental payors and their paying agencies and private third-party payor sources have instituted cost containment measures of various kinds designed to limit payments made for long-term care and ancillary services, and there can be no assurance that future measures will not materially and adversely affect reimbursement to the Company. Revenues received from the Medicare program for services provided in Unison's facilities represented approximately 32.1% and 34.2% of Unison's 1997 actual and pro forma long-term care revenues. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, complex reimbursement audits, paying agency discretion and interpretations, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for Unison's services. Any significant decrease in Medicare reimbursement levels, or imposition of significant restrictions on participation in the Medicare program, could have a material adverse effect on Unison. There can be no assurance that the Company's facilities will continue to satisfy the requirements for participation in the Medicare program.

         Revenues received from state Medicaid programs for services provided in the Company's facilities represented approximately 51.7% and 49.8% of Unison's 1997 actual and pro forma long-term care revenues. The Company's facilities are subject to risks of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities. See " - Risks and Uncertainties - Health Care Reform".

         Health Care Reform. The Balanced Budget Act, signed into law on August 5, 1997, is intended to reduce Medicare payments by $115 billion over the next five years and makes numerous changes to Medicare and Medicaid programs. The Balanced Budget Act mandates the establishment of PPS for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective for the Company's facilities on January 1, 1999. During the first three years, payments will be based on a blend of the facility's historical costs and calculated federal rates. Thereafter, the per diem rates will be based 100% on federal rates, adjusted for inflation and geographical data. In addition, effective January 1, 1999, there will be an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient physical and speech therapy services and an annual cap of $1,500 on reimbursement for combined Part B and outpatient occupational therapy services. There can be no assurance that PPS will not have a material adverse impact on the Company's results of operations or financial condition.

         The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. Effective October 1, 1997, states have more flexibility in establishing payment rates. Indiana changed its Medicaid program to a prospective payment system effective October 1, 1998 and Colorado is expected to follow in 1999. The Company does not believe that the change in Indiana's reimbursement system will materially negatively impact Unison's results of operations or financial condition, and Unison has not determined the impact the change in Colorado's system will have on its results of operations. Unison is unable to predict whether any other states will change their reimbursement policies and, if so, what effects such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

         In an attempt to limit the federal budget deficit, there have been, and Unison expects that there will continue to be, a number of other proposals to limit Medicare and Medicaid payments for services. Unison cannot predict whether any of these proposals will be adequate to reimburse Unison for the cost of providing services. In addition, cost increases due to inflation without corresponding increases in reimbursement would adversely affect the Company's business.

         Extensive Government Regulations. The operation of skilled nursing facilities is subject to federal, state and local laws relating to, among other things, the number of beds, the provision of ancillary services, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention and compliance with building codes, as well as those relating to other business, such as those mandating fair employment practices and prohibiting damage to the environment. Skilled nursing facilities are also subject to periodic inspection by governmental and other authorities to assure compliance with various standards and to maintain continued licensing under state law and certification under the Medicare and Medicaid programs. Although the Company generally has been able to secure necessary approvals or licenses in the past, it voluntarily closed one facility in 1996 and one in 1997 due to violations of Medicare regulations. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect Unison's ability to offer existing or additional services, to receive Medicaid or Medicare payments, and to expand the scope of its operations, any of which could materially adversely affect the Company's business. See "BUSINESS Operations - Quality Management".

         In May 1996, HCFA announced the first year results of its "Operation Restore Trust" initiative, designed to combat Medicare and Medicaid fraud, waste and abuse by home health agencies, nursing homes and durable medical equipment suppliers. Operation Restore Trust originally focused on five states and is now extended to all states and is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. In addition, HCFA certification, survey and enforcement regulations impose significant burdens on long-term care facilities. The regulations may require state survey agencies to take aggressive enforcement actions, such as imposing fines, decertifying facilities, banning admission or revoking necessary licenses and closing facilities. Additional remedies are available. Published reports indicate that in the initial surveys conducted as many as 70% of the facilities surveyed were not in compliance with the new rules. There can be no assurance that these rules, or future rules or legislation, will not have a material adverse affect on the Company.

         Competition for Patients and Employees. The industries in which Unison operates are highly competitive. Unison competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care provides, both for patients and for nurses and other key personnel. Many of these companies have greater financial and other resources than Unison. A number of states in which Unison operates do not have "certificate of need" or similar laws restricting the construction of competing facilities. No assurance can be given that Unison will have the resources to compete successfully with such companies.

         Impact of the Year 2000 Issue. Some of Unison's information systems have time-sensitive software that will not properly recognize the year 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing hardware and software and conversions to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material adverse impact on the operations of the company.

         The Company has initiated formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks, in addition to patient service equipment that has microprocessors with date functionality. The ability of third parties with which Unison transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the systems of other companies, as well as those of the federal and state governments on which the Company's systems and operations rely, will be timely converted and will not have an adverse effect on the Company's systems and on-going operations.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 modifications. Since assessments of the year 2000 issue currently remain on-going, the Company has not yet been able to fully quantify the costs of its year 2000 remediation.

         The Company will continue to assess each of its systems and their year 2000 readiness. At this time, the Company believes that appropriate actions are being taken and expects to complete its overall year 2000 remediation prior to any anticipated impact on its operations. However, there can be no assurance that these assumptions will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, third party modification plans and similar uncertainties.

ACQUISITIONS AND DISPOSITIONS.

         Prior to 1997, a key element of Unison's growth and business strategy was the acquisition of long-term care facilities and the acquisition or development of ancillary healthcare businesses or services, including pharmacy, rehabilitation therapy and laboratory services. The most significant of Unison's acquisitions are as follows.

         In August 1995, Unison acquired BritWill, which operated 28 long-term care facilities in Texas and Indiana. The consideration given by Unison in connection with the BritWill Acquisition included: (i) a debenture that was subsequently converted into 561,815 shares of Unison common stock; (ii) a combination of promissory notes and lump sum contingent payment obligations totaling approximately $25 million; (iii) a monthly contingent payment obligation which subsequently became a fixed obligation (the "Additional Payment Obligation"); and (iv) indemnifications and guarantees by Unison of certain debts and obligations of BritWill (collectively, the "BritWill Acquisition Obligations"). An affiliate of Mr. Whitehead was the majority shareholder of BritWill. As of October 31, 1998, the remaining BritWill Acquisition Obligation is the Additional Payment Obligation amounting to $9.6 million, which is in default. See "- Overview".

         In October 1996, Unison acquired Signature, which operated 13 long-term care facilities in Colorado and Arizona. The initial purchase price amounted to $50.7 million comprised of: (i) cash amounting to $37.0 million; (ii) promissory notes placed in escrow amounting to $1.1 million (the "Escrow Notes"); and (iii) 1,509,434 shares of Unison common stock. Mr. Kremser was the majority shareholder of Signature. In March 1997, in accordance with an equity adjustment provision of the Signature merger agreements, the former Signature shareholders received additional purchase consideration of $2.5 million, comprised of convertible promissory notes amounting to $1.8 million (the "Equity Adjustment Notes") and 238,052 shares of Unison common stock. In connection with the Signature Acquisition, Unison also purchased RehabWest for $6.1 million in cash. As of October 31, 1998, the

Escrow Notes and the Equity Adjustment Notes (together, the "Signature Acquisition Obligations"), were outstanding and in default. See "- Overview".

         In October 1996, Unison also acquired Ampro, a medical reference laboratory company. Consideration for the merger consisted of 540,000 shares of Unison common stock with a market value of $4.5 million plus cash and promissory notes totaling $487,000. The merger with Ampro was accounted for as a pooling of interests.

         Effective February 1, 1996, Unison acquired 90% of the stock of Sunbelt, which provides physical, occupational and speech therapy services to Unison facilities and nonaffiliated entities. The purchase price of $3.6 million was comprised of $800,000 in cash and promissory notes amounting to $2.8 million (the "Sunbelt Notes"). The Sunbelt Notes were repaid in January 1997. In November 1996 but effective February 1, 1996, Unison purchased the remaining 10% of Sunbelt's stock. The purchase price of $2.1 million was comprised of promissory notes and guaranteed payments (the "Sunbelt Obligations") amounting to $1.9 million and 27,942 shares of Unison common stock. As of October 31, 1998, the balance of the Sunbelt Obligations was $1.6 million, which obligation is in default and a general unsecured claim of Unison.

         During the past three years the Company has also acquired several individual facilities and acquired the assets of smaller ancillary companies.

         In 1996, the Company initiated a plan to dispose of eight long-term care facilities which failed to meet Unison's operational or financial criteria due to inadequate Medicaid reimbursement, low occupancy rates or adverse local market conditions. Four of these facilities, one of which was closed, were disposed of via sublease in March 1997. The remaining four facilities continue to be held for disposition.

         As part of the Company's restructuring plans, the Company modified its original disposition plan and identified additional long-term care facilities for disposition, which the Company believes will facilitate the restructuring. As part of these plans, the Company terminated the leases of eleven long-term care facilities during the first eight months of 1998. As of October 31, 1998, eight facilities representing 692 beds remain held for disposition. Of the eight Disposition Facilities, six are leased from Omega and, as part of the Plan, Omega will release the Company from its obligations related to these facilities. See "- Overview". Unison also plans to sell Sunbelt. There can be no assurance that the Company's disposition plans as implemented will prove to be successful or that these dispositions have occurred or will occur on favorable terms to the Company. See "BUSINESS - Recent Developments" and " Acquisitions", and "- Overview". Unison recorded impairment losses and other charges related to the Disposition Facilities in the amount of $27.2 million and $3.9 million in 1997 and 1996, respectively. See "- Results of Operations".

RESULTS OF OPERATIONS
UNISON HISTORICAL

The following table summarizes selected operating statistics.

                                               AT DECEMBER 31,
                                         -----------------------
                                          1995     1996     1997
                                         -----    -----    -----
Leased/Owned Facilities:
   Number of facilities .............       42       57       54
   Number of licensed beds:
      Long-term care ................    3,872    5,145    4,768
      Assisted and independent living      112      325      325
Managed facilities:
   Number of facilities .............        8        3        1
   Number of licensed beds ..........      874      310       71
Institutional Pharmacies:
   Number of outlets ................        1        2        2
   Nonaffiliated entities served ....       17       42       58
Laboratory Services:
   Number of laboratories ...........        3        3        3
   Nonaffiliated entities served ....      260      295      275
Therapy Services:
   Nonaffiliated entities served ....       --       55      115

The following table identifies Unison's sources of revenues.

                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------
                                              1995       1996       1997
                                            ------     ------     ------
Percentage of total revenues:
   Long-term care .......................     67.4%      81.0%      77.0%
   Therapy services .....................       --        8.9       13.9
   Pharmacy services ....................      1.0        4.6        5.5
   Laboratory services ..................     10.5        4.4        2.8
   Medicare Part B billing and supply ...      0.9        1.1        0.8
                                             -----      -----      -----
      Total .............................    100.0%     100.0%     100.0%
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

Data for nursing center operations with respect to sources of net patient revenues by payor type are set forth below (long-term care only).

                            YEARS ENDED DECEMBER 31,
                         -----------------------------   PRO FORMA
SOURCE OF REVENUES         1995       1996       1997     1997 (1)
------------------       ------     ------     ------    ---------
Medicare ............      26.9%      29.5%      32.1%      34.2%
Private and other ...      17.2       17.0       16.2       16.0
                         ------     ------     ------     ------
     Quality mix ....      44.1       46.5       48.3       50.2
Medicaid ............      55.9       53.5       51.7       49.8
                         ------     ------     ------     ------
      Total .........     100.0%     100.0%     100.0%     100.0%
                         ======     ======     ======     ======

(1) Adjusts for the completed and anticipated Dispositions as though such transactions had occurred as of January 1, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         For the year ended December 31, 1997, Unison recorded a net loss of $47.2 million, or $7.41 per share, compared to a net loss of $23.4 million, or $5.01 per share, for 1996. Loss before income taxes amounted to $49.7 million in 1997 compared to $31.8 million in 1996. In 1997, the Company recorded impairment losses and other charges related to the planned disposition of facilities in the amount of $27.2 million compared to $3.9 million in 1996. The increased loss in 1997 is also attributable to interest expense, which increased from $5.8 million in 1996 to $20.1 million in 1997, and depreciation and amortization expense, which increased from $4.6 million in 1996 to $10.0 million in 1997.

         Revenues. Total operating revenues increased by 50.9% to $224.4 million in 1997 from $148.7 million in 1996. The increase is primarily due to revenues from patient services, which increased from $146.4 million in 1996 to $222.1 million in 1997. Patient days increased from 1.2 million in 1996 to 1.5 million in 1997. Of the increase in net patient service revenues, approximately $44.9 million is attributable to 1996 long-term care facility acquisitions, including the Signature Acquisition on October 31, 1996, net of a $5.9 million decrease attributable to the disposition of three nursing facilities on March 1, 1997. The growth of the pharmacy and therapy companies accounted for an increase in revenues of approximately $23.3 million. The balance of the increase in revenues was produced by nursing and assisted living facility operations. Unison's quality mix increased to 48.3% in 1997 from 46.5% in 1996. Average occupancy improved from 77.0% in 1996 to 83.1% in 1997.

         In the 1997 fourth quarter, Unison was informed by its Medicare fiscal intermediary that it is challenging Unison's reimbursement for certain therapy services provided at Unison nursing facilities by Sunbelt. Although Unison intends to vigorously pursue reimbursement of the challenged items, the Company recorded a reduction of $4.6 million in revenues in the 1997 fourth quarter due to this related-party issue. The Company also recorded other potential Medicare audit adjustments of $1.2 million in the fourth quarter. See "BUSINESS - Government Regulation - The Medicare Program" and " - Risks and Uncertainties - Reliance on Reimbursement from Government Sources".

         Wages and related. Wages and related expenses increased 35.3% from $85.8 million in 1996 to $116.1 million in 1997. As a percentage of revenues, wages and related expenses decreased from 57.7% in 1996 to 51.8% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated and the growth of Unison's ancillary companies. The percentage decrease is due primarily to cost controls in the nursing facilities.

         Other operating. Other operating expenses increased 30.6% from $64.8 million in 1996 to $84.6 million in 1997. The increase is due primarily to an increase in the number of facilities operated. Other operating expenses as a percentage of revenues decreased to 37.7% in 1997 from 43.6% in 1996 due in part to the Company's cost containment efforts. In addition, the 1996 period included the following expenses which did not recur in 1997, resulting in decreases from 1996 to 1997 in: (i) legal and accounting fees, $1.1 million; (ii) fines and penalties, $1.6 million; (iii) gross receipts taxes, $3.6 million; and (iv) loan fees and bond issue costs, $840,000. Bad debt expense decreased by $703,000 in 1997. See " -- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995".

         Rent. Rent expense increased 2.9% from $15.7 million in 1996 to $16.1 million in 1997. Rent expense decreased as a percentage of revenues from 10.5% in 1996 to 7.2% in 1997. The dollar increase is due primarily to the increase in the number of leased facilities operated and rent escalations, offset in part by the disposition of four facilities in March 1997. See " - Acquisitions and Dispositions". The percentage decrease is due to (i) a higher percentage of owned facilities to total facilities in 1997 than in 1996 and (ii) the revenue growth of the Company's therapy, laboratory and pharmacy companies which, in the aggregate, recorded rent expense amounting to less than 1% of revenues in the 1997 period.

         Interest. Interest expense amounted to $20.1 million in 1997 compared to $5.8 million in 1996. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100.0 million of 12 1/4% Senior Notes issued on October 31, 1996 and the $20.0 million of 13% Senior Notes on December

1, 1997, as well as increases in borrowings for working capital. See " -- Liquidity and Cash Flows." Interest expense as a percentage of revenues increased to 8.9% in 1997 from 3.9% in 1996.

         Depreciation and amortization. Depreciation and amortization expense increased from $4.6 million in 1996 to $10.0 million in 1997. These increases are due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired from Signature on October 31, 1996. Depreciation and amortization expense as a percentage of revenues was 3.1% in 1996 and 4.4% in 1997.

         Impairment losses and other charges. In the third quarter of 1996, Unison announced the planned disposition of eight nursing facilities. Of the Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. As of December 31, 1997, additional Disposition Facilities were identified, and in 1998 the Company filed for bankruptcy. Consequently, as of December 31, 1996 and 1997, Unison evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain the Company's long-lived assets exceeded such undiscounted cash flows. Accordingly, Unison then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities with the carrying value. The future cash flows were estimated based on: (i) the remaining weighted average useful lives of the assets; (ii) earnings history; (iii) a discount rate commensurate with the risks involved and market conditions; and (iv) assumptions reflecting internal operating plans and strategies. Unison determined that the fair value of certain assets was less than the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3.9 million in 1996 and $27.2 million in 1997.

         Income tax benefit. Unison recorded income tax benefits of $2.5 million in 1997 and $8.4 million in 1996. The effective rate of 5.0% in 1997 is the result of a valuation allowance established against the Company's net operating loss carryforward benefits. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that a valuation allowance be recorded against tax assets that are not likely to be realized. The Company has determined that its net operating loss carryforwards amounting to $46.5 million are not likely to be realized in future periods. Specifically, the Internal Revenue Service Code provides that, in a Chapter 11 bankruptcy case, income normally arising from the discharge of indebtedness is excluded from taxable income. However, to the extent that income from discharge of indebtedness is excluded from income, taxpayers must reduce specified tax attributes, which include net operating losses. The Company anticipates that, in connection with the implementation of the Plan, its net operating losses will be eliminated as a result of the restructuring of its debt obligations. Therefore, a valuation allowance has been established against the full amount of the Company's net operating loss carryforward benefits.

         The effective tax rate of 26.3% in 1996 is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. The Company recorded a valuation allowance at December 31, 1996 amounting to $1.5 million against tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. The net operating losses of these particular subsidiaries arose prior to the subsidiaries' acquisition by Unison, and must be offset by taxable income of the same companies. The valuation allowance was established due to the uncertainty of the ultimate realization of these tax benefits based upon past performance and expiration dates.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Unison recorded a net loss of $23.4 million in 1996 and net income of $117,000 in 1995. Loss before taxes amounted to $31.8 million in 1996 compared to pretax income of $249,000 in 1995. The pretax loss in 1996 is primarily attributable to: (i) provisions for doubtful accounts related to management fees and patient and other receivables in the aggregate amount of $2.7 million; (ii) a provision for impairment of long-lived assets and costs to exit the Disposition Facilities amounting to $3.9 million; (iii) gross receipt taxes, interest, and various penalties of approximately $3.6 million; (iv) accrued accounting, legal and other professional fees relating to 1996 matters of $1.3 million; (v) loan transaction costs and fees for debt which has been paid off and acquisition costs of $1.8 million; (vi) an increase in corporate salary costs from $2.8 million in 1995 to $5.3 million in 1996; (vii) a litigation settlement amounting to $725,000; and (viii) losses from nursing home operations of approximately $10.9 million, of which $3.2 million was attributable to the Disposition Facilities. The majority of the charges to income which resulted in the 1996 net loss were identified during the course of the 1996 audit examination and were also included in the restated results of operations for the nine months ended September 30, 1996. The losses from nursing home operations in 1996 were due primarily to an average occupancy rate of 77.0% and controllable costs that exceeded budgets.

         Revenues. Revenues amounted to $148.7 million in 1996 compared to $68.5 million in 1995. The increase is due primarily to revenues from patient services, which increased from $64.9 million in 1995 to $146.4 million in 1996. Patient days increased from 613,000 in 1995 to 1.235 million in 1996. Of the increase in net patient service revenues, (i) approximately $54.7 million is attributable to the increase in the number of facilities operated, including a full year of operations of the 28 facilities acquired in the BritWill Acquisition on August 10, 1995 and two months of operations of the 13 facilities acquired in the Signature Acquisition on October 31, 1996; (ii) approximately $18.7 million is due to the acquisitions of institutional pharmacies and therapy companies, and progress in providing ancillary products and services to patients of Unison facilities and unrelated facilities; and (iii) the balance is due to the increases in the Company's quality mix and census. Other operating revenues decreased to $2.3 million in 1996 from $3.5 million in 1995 due primarily to the decrease in the number of facilities managed for third parties from eight at December 31, 1995 to three at December 31, 1996.

         Wages and related. Wages and related expenses increased 144.8% from $35.0 million in 1995 to $85.8 million in 1996 and as a percentage of revenues from 51.2% in 1995 to 57.7% in 1996. The dollar increase is due primarily to the increase in the number of leased facilities operated and an increase in corporate salaries due to Unison's acquisition program during 1996 and accounting and information system conversions. The percentage increase is due primarily to the acquisition of therapy companies, which have an inherently higher percentage of salaries to revenues than long-term care providers, and an increase in corporate and regional overhead.

         Other Operating. Other operating expenses increased 169.5% from $24.0 million in 1995 to $64.8 million in 1996, or 43.6% of revenues in 1996 compared to 35.1% in 1995. The dollar and percentage increases are due primarily to (i) an increase in the number of leased facilities operated; (ii) an increase in the provision for doubtful accounts related to management fees and other accounts receivable in the aggregate amount of $2.7 million; (iii) a litigation settlement amounting to $725,000; (iv) gross receipt taxes, interest, and various penalties of approximately $3.6 million; and (v) an increase in corporate operating expenses in 1996, due in part to loan transaction costs and fees for debt which has been paid off and professional fees associated with litigation and the restatement of financial results for the nine months ended September 30, 1996. The provision for doubtful accounts for 1996 relates to patient accounts receivable, management fees receivable and other miscellaneous receivables. The provision for doubtful patient accounts receivable was determined by analyzing the aged accounts receivable detail by facility and payor type and the collectibility of each account based on the facts and circumstances of each category of receivable. The provision for doubtful accounts related to management fees and other receivables was determined by analyzing individual account balances for collectibility including a review of subsequent collections. The majority of these receivables were outstanding in excess of one year.

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

         Rent. Rent expense increased 134.6% from $6.7 million in 1995 to $15.7 million in 1996. The increase is due primarily to the increase in the number of leased facilities operated. Rent expense as a percentage of revenues increased to 10.5% in 1996 from 9.7% in 1995.

         Interest. Interest expense amounted to $5.8 million in 1996 compared to $1.2 million in 1995. The increase is primarily the result of debt incurred and assumed in connection with acquisitions, including the $100 million of 12 1/4% Senior Notes issued on October 31, 1996, as well as increases in borrowings for working capital. See " -- Liquidity and Capital Resources". Interest expense as a percentage of revenues increased to 3.9% in 1996 from 1.7% in 1995.

         Depreciation and amortization. Depreciation and amortization expense increased from $1.3 million in 1995 to $4.6 million in 1996. The increase is due primarily to the increase in goodwill and lease operating rights associated with acquisitions and an increase in fixed assets resulting from capital expenditures and ownership interests in six facilities acquired in the Signature Acquisition. Depreciation and amortization expense as a percentage of revenues was 3.1% in 1996 and 1.9% in 1995.

         Impairment losses and other charges. In 1996, Unison incurred operating losses and shortfalls of cash from operations. The Company also announced the planned disposition of the eight Disposition Facilities. Of these Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets including property and equipment, goodwill, lease operating rights and other intangible assets for impairment in accordance with SFAS No. 121. Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of Unison's long-lived assets exceeded such undiscounted cash flows. Accordingly, Unison then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities with the carrying value. Future cash flows were estimated based on: (i) the remaining weighted average useful lives of the assets; (ii) earnings history; (iii) a discount rate commensurate with the risks involved and market conditions; and (iv) assumptions reflecting internal operating plans and strategies. Unison determined that the fair value of certain assets was less than the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3.9 million. Included in this amount is the estimated cost to sublease and exit from the Disposition Facilities.

         Income tax expense (benefit). Unison recorded an income tax credit for 1996 amounting to $8.4 million, or 26.3% of pretax loss of $31.8 million. The effective tax rate is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax; and (iii) the valuation allowance established against deferred tax assets. The Company recorded a valuation allowance at December 31, 1996 amounting to $1.5 million against tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. The valuation allowance was established due to the uncertainty of the ultimate realization of these tax benefits based upon past performance and expiration dates.

         Unison recorded a tax provision in 1995 of $132,000, or 53.0% of pretax income. The effective tax rate for 1995 is higher than the statutory federal tax rate due primarily to amortization of intangible assets and other nondeductible expenses.

BRITWILL HISTORICAL

         Separate financial statements of an acquired business ordinarily need not be presented once the operating results of the acquired business have been reflected in the audited financial statements of the acquiring company for a complete fiscal year unless the acquired business is of such significance to the registrant that omission of such financial statements would materially impair an investor's ability to understand the historical results of the acquiring company. At the date of acquisition (August 10, 1995), BritWill was of such significance to Unison as to be considered a predecessor company. Accordingly, the following discussion of BritWill's historical results of operations is provided on a comparative basis for the seven months ended July 31, 1995 and 1994.

SEVEN MONTHS ENDED JULY 31, 1995 COMPARED TO SEVEN MONTHS ENDED JULY 31, 1994

         Revenues. Revenues increased from $29.9 million in 1994 to $38.9 million in 1995, an increase of 30.1%.

These increases are primarily attributable to the expansion of Medicare services; there were 15 facilities in the Medicare program in the first seven months of 1994 compared to 24 in 1995. Medicare and ancillary revenue were 7.0% and 7.0%, respectively, of patient revenues in 1994 compared to 23.0% and 6.0%, respectively, of patient revenues for 1995. Management fee revenues decreased by $120,000 or 75% due to the conversion of two facilities from management contracts to leases in November of 1994. However, this decrease was offset by an additional $3.2 million in patient revenues.

         Wages and Related Expense. Wages and related expenses increased from $17.0 million in 1994 to $23.3 million in 1995, an increase of 37.1%. Salary and wages increased 18.4%. New leases contributed to $1.7 million of the wage increase. The remaining increase is attributable to increased staffing necessary to support the Company's increased Medicare services.

         Lease Expense. Lease expense increased from $4.7 million in 1994 to $5.2 million in 1995, an increase of 10.6% due to the addition of the three facilities in the fourth quarter of 1994.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the manner in which earnings per common share ("EPS") are calculated and presented. Under SFAS 128, two EPS amounts are required: (i) basic EPS; and (ii) diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus dilutive potential common shares outstanding such as options, warrants and convertible securities. Unison implemented SFAS 128 as of December 31, 1997. Had the Company implemented SFAS 128 on January 1, 1995, the reported per share income for 1995 and losses for 1996 and 1997 would remain unchanged, as the Company's options, warrants and convertible notes are antidilutive.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in financial statements.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was also issued in June 1997. This statement requires that public business enterprises report certain information about operating segments and related disclosures about products and services, geographic areas and major customers.

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), was issued in February 1998. This statement standardizes disclosure requirements for pension and other post retirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements.

         SFAS Nos. 130, 131 and 132 will be effective for Unison's fiscal year ending December 31, 1998. The adoption of these statements is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows and should not require any significant changes in current disclosures.

LIQUIDITY AND CASH FLOWS

Liquidity

         Unison traditionally has financed its working capital needs out of its operating cash flows and under an accounts receivable-backed revolving credit facility. Borrowings under this credit facility amounted to $7.1 million at December 31, 1997, which was the maximum amount available based on the level of collateral on that date, with interest at the prime rate plus 4.0% (12.5% at December 31, 1997). There were no outstanding borrowings under this credit facility at December 31, 1996. As approved by the Bankruptcy Court, this credit facility was replaced in 1998 with the $11.0 million HCFP DIP Loan, which bears interest at the prime rate plus 4.0% (11.25% at September 30, 1998). As of September 30, 1998, borrowings under the HCFP DIP Loan amounted to $6.6 million.

         At December 31, 1997, Unison had cash and cash equivalents amounting to $5.3 million compared to $17.4 million at December 31, 1996. Unison's working capital deficit at December 31, 1997 was $151.1 million compared to $14.0 million at December 31, 1996. The deficit at December 31, 1997 is due primarily to current maturities of notes payable and long-term debt amounting to $164.8 million, most of which is classified as a current liability due to payment and covenant defaults as discussed below.

         Unison's cash flows from operations and draws under its existing line of credit will not be sufficient to meet its short-term and long-term debt service and capital requirements, absent a substantial restructuring of its debt and lease obligations. Unison did not make the scheduled payments of interest in 1998 on the 12 1/4% Senior Notes and the 13% Senior Notes, as well as payments on other debt obligations. If the Company is successful in implementing the Plan, Unison's leverage will be substantially reduced and management believes that the Company will have sufficient cash flow to meet its debt service obligations and working capital requirements. If the Plan is not confirmed, the alternatives include the liquidation of Unison under Chapter 7 of the Bankruptcy Code or the confirmation of an alternative Chapter 11 plan of reorganization. The Company believes that the Plan will result in a more timely and greater ultimate recovery to its creditors and stockholders than would be the case under Chapter 7. Based on a liquidation analysis provided to the Bankruptcy Court and creditors, the Company believes that in a Chapter 7 proceeding, its general unsecured creditors would receive, at best, a minimal distribution. Unison could attempt to formulate a different plan of reorganization. The Company believes, however, that significant additional costs, risks and delays would be incurred in connection with an alternative plan. While there can be no assurance that the current Plan will be confirmed, the Company believes that it is unlikely that any alternative plan could be developed which would provide greater value or certainty of closure.

Cash Flows

         Net cash used in operating activities amounted to $18.3 million in 1997 as a result of operating losses and the net change in operating assets and liabilities. Net cash used in operating activities amounted to $23.7 million in 1996 and $932,000 in 1995.

         Gross accounts receivable increased by $8.3 million in 1997. The increase is due primarily to collection issues resulting from changes in Medicare intermediaries and high turnover in the business office and field accounting staffs who are primarily responsible for collection of accounts receivable. Days outstanding in accounts receivable for the long-term care facilities increased from 38 days at December 31, 1996 to 43 days at December 31, 1997. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at December 31, 1997, if the current trend in days outstanding continues, the provision for bad debts will increase in future periods.

         Net cash used in investing activities, which include acquisitions, capital expenditures and increases in deposits and other assets, amounted to $4.2 million in 1997 compared to $48.7 million in 1996 and $3.7 million in 1995. Cash expended for acquisitions totaled $659,000, $41.2 million and $677,000 in 1997, 1996 and 1995, respectively. See "-- Acquisitions and Dispositions". Routine capital expenditures amounted to $1.5 million in 1997 compared to $3.6 million in 1996 and $1.3 million in 1995.

         Net cash provided by financing activities amounted to $10.4 million in 1997 compared to $83.6 million in 1996 and $10.5 million in 1995. In October 1996, Unison sold $100.0 million of its 12 1/4% Senior Notes, the net proceeds of which were used for acquisitions, debt repayments and working capital. At December 31, 1997, Unison had $172.8 million in total debt (124.5% of total capitalization) compared to $157.1 million at December 31, 1996 (93.1% of total capitalization). The Company also had aggregate minimum rent obligations of approximately $145.7 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases.

         In January 1997, Unison repaid $9.75 million of the BritWill Acquisition Obligations to the former BritWill shareholders with proceeds from the 12 1/4% Senior Notes. Also in January 1997, Unison repaid $2.0 million of the Sunbelt Notes and the remaining $800,000 principal amount was converted into 105,196 shares of Unison common stock. The conversion price ($7.61) was equal to 85% of the average closing price of Unison's common stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996.

         In March 1997, Unison issued the Equity Adjustment Notes totaling $1.8 million to the former shareholders of Signature. The Equity Adjustment Notes are convertible into shares of Unison common stock at a conversion price of $2.875 per share and bear interest at the rate of 12% per annum. The unpaid principal balance and accrued interest was due on December 31, 1997.

         A portion of the purchase consideration for Signature was comprised of the Escrow Notes amounting to $1.1 million. Of this amount, $500,000 was due to be paid to the former shareholders of Signature on October 31, 1997 and the balance was due on October 31, 1998. These notes have not been paid.

         On April 21, 1997, Unison obtained a $2.95 million loan (the "April 1997 Loan") for general working capital purposes from affiliates of Mr. Kremser and Mr. Whitehead. On September 24, 1997, Unison entered into a modification agreement with the lenders (the "Modification Agreement"), which amended the April 1997 Loan to provide for a total of $1.0 million of new loans (the "September 1997 Loans"). The interest rate on these loans is the prime rate plus 2.0%. Unison is currently in default on its obligations to repay these loans. Pursuant to the Modification Agreement, collateral for the April 1997 Loan was also deemed to be collateral for the September 1997 Loans. This collateral includes certain accounts receivable and the stock of certain Unison subsidiaries. In addition, the Modification Agreement provided that this collateral would also secure repayment of the BritWill Acquisition Obligations and the Signature Acquisition Obligations, which were previously unsecured. As of October 31, 1998, the aggregate amount of obligations to the Kremser Affiliates and the Whitehead Affiliates is approximately $17.7 million. The secured status of these obligations is in dispute and subject to litigation. See "- Overview".

         On December 1, 1997, Unison sold $20.0 million of its 13% Senior Notes. The net proceeds were used for debt service, including a $6.7 million interest payment on the 12 1/4% Senior Notes, and for working capital.

         The stated interest rates on the 12 1/4% Senior Notes and the 13% Senior Notes are subject to periodic temporary increases until registration statements for these securities are filed with and declared effective by the

SEC. As of May 28, 1998, when Unison filed for bankruptcy, the interest rates on the 12 1/4% Senior Notes and the 13% Senior Notes were 14 1/4% (the maximum rate) and 13 1/4%, respectively. Unison did not make the interest payment due May 1, 1998 on the 12 1/4% Senior Notes in the amount of $6.9 million or the interest payments due May 1, 1998 and August 1, 1998 on the 13% Senior Notes totaling $1.3 million. These securities are in default and are general unsecured claims against Unison.

         The terms of certain of Unison's indebtedness and lease obligations require the Company to meet certain financial and reporting covenants including current ratio and cash flow and maintenance of specified levels of net worth. At December 31, 1997, Unison was not in compliance with many of these covenants. The terms of the Mortgage Note incurred in connection with the Signature Acquisition require Unison to maintain, among other things, a consolidated net worth of at least $39.0 million. As of December 31, 1997, Unison was not in compliance with this covenant and did not receive a waiver from the lender. Unison is current on its payments on the Mortgage Note and the lender has not indicated an intention to declare a default. In connection with the implementation of the Plan, Unison intends to enter into a sale leaseback transaction related to the properties securing the Mortgage Note. See "- Overview".

         Unison is obligated to Omega as a tenant under three master lease agreements covering 14 facilities having an aggregate minimum rent of approximately $32.0 million (subject to increase) during the remainder of their initial terms. Unison was, as of December 31, 1997, in arrears of its rent obligations under these leases (and the BritWill Texas Leases referred to below) in the approximate amount of $1.5 million. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratios and tangible net worth ratios (each as defined). Unison also leases six facilities located in Texas from BritWill Texas for an initial term that expires in December 2005. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default under any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. Unison was not in compliance with these covenants at December 31, 1997 and did not obtain a waiver of the covenant violations from Omega or BritWill Texas. The Company continues to be out of compliance with these covenants after this date. The lease covenant violations have had no impact on Unison's historical financial statements. In connection with the implementation of the Plan, Unison and Omega are negotiating the terms of a new master lease agreement. See "- Overview".

         With the exception of the classification of the Mortgage Note as a current liability, there was no financial statement impact as of and for the year ended December 31, 1997 as a result of the Company's noncompliance with these covenants.

         Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. The automatic stay provision of the Bankruptcy Code prohibits the continuation of the class actions against Unison. In October 1998, Unison and the plaintiffs in the Federal Action and the State Action entered into a Settlement Agreement. The Settlement Agreement is subject to the approval of the Bankruptcy Court and the District Court. See Item 3, "LEGAL PROCEEDINGS."

         Inflation. Unison does not believe that inflation has adversely affected the Company's business during the past three years, even though Medicare and Medicaid reimbursement rates in some areas have not kept pace with inflation. To the extent inflation occurs in the future, the Company may not be able to pass on the increased costs associated with providing health care services to patients if reimbursement from third-party payors lags behind such increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are presented on pages F-1 through F-42 of this Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As described more fully under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in March 1997 the Company decided it was necessary to restate its operating results for the nine months ended September 30, 1996. Unison's independent directors thereupon took steps to reorganize the financial and executive leadership of the Company. In connection with these changes, Messrs. Walker, Clark and Contris resigned as executive officers, directors and employees of the Company. In October 1997, Mr. Rollins resigned as an executive officer, director and employee of Unison.

In March 1997, Unison's board of directors created a three-person executive committee (the "Executive Committee") comprised of Messrs. Whitehead, Lynch and Kremser (acting as Chair of the Executive Committee). The Executive Committee exercised all of the functions of the board of directors until February 1998, at which time a Special Restructuring Committee of the board was created to deal solely with restructuring issues facing Unison. The Special Restructuring Committee consisted of Michael A. Jeffries, Clayton Kloehr and Nir E. Margalit and was disbanded when Unison filed for bankruptcy in May 1998. Messrs. Whitehead and Kremser remained as directors and members of the Executive Committee until their resignations from all such positions on May 29, 1998. The duties of the Executive Committee and the Special Restructuring Committee have been assumed by the board of directors.

Tyrrell L. Garth was a director of Unison from August 1995 until his resignation on August 6, 1998. John T. Casey was a director of Unison from August 1995 until his resignation on August 8, 1998.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of October 31, 1998.


 Name                      Age     Position
 ----                      ---     --------
 Michael A. Jeffries       48      President and Chief Executive Officer, Director
 L. Robert Oberfield       60      President, Quest Pharmacies, Inc.
 Paul G. Henderson         43      President, Sunbelt Therapy Management Services, Inc.
 Jimmy L. Fields           48      Executive Vice President and Chief Financial Officer
 Nir E. Margalit           40      Executive  Vice  President,   General  Counsel  and  Secretary,
                                   Director
 Terry Troxell             48      Executive Vice President-Operations
 Clayton Kloehr            42      Senior Vice President and Treasurer, Director
 John T. Lynch, Jr. (2)    50      Director
 Mark W. White (1)(2)      58      Director
 Jock Patton               52      Director
 Donald D. Finney          51      Director
 James A. Brown            50      Director


(1)     Member of Compensation Committee.

(2)     Member of Audit Committee.

Michael A. Jeffries has served as President and Chief Executive Officer of Unison since September 8, 1997 and has been a director since October 1997. From 1989 to August 1997, Mr. Jeffries was Senior Vice President and a Director of Horizon/CMS Healthcare, a publicly traded long-term care company. From 1983 to 1989, Mr. Jeffries was employed by Beverly Enterprises, the nation's largest long-term care company, most recently as Senior Vice

President, Operations. Prior thereto Mr. Jeffries was the Director of Operations and Chief Financial Officer of Mid-America Nursing, a regional nursing home system in Kansas.

         L. Robert Oberfield has been President of Quest since it was organized in March 1995. From December 1992 to March 1995, he was employed by Sunscript Pharmacy Corp., a subsidiary of Sun Healthcare Company, most recently as President. From September 1990 to December 1992 he was employed by RDS Acquisition Corp. ("RDS"). RDS commenced bankruptcy proceedings in December 1991. At the time the proceedings commenced, Mr. Oberfield was the Senior Vice President of RDS, and he served as its President thereafter until December 1992.

         Paul G. Henderson has served as President of Sunbelt since the acquisition of Sunbelt by Unison in February 1996. For the past eight years, Mr. Henderson has been active in the founding and management of physical therapy service providers (such as Sunbelt) and in providing patient care.

         Jimmy L. Fields has served as Executive Vice President and Chief Financial Officer since April 1, 1998. From 1995 to March 1998, he was the Chief Financial Officer and Director of Health Care Operations for Fountains Retirement Communities, Inc., a senior housing and long-term care company. From 1993 to 1995, Mr. Fields was the Chief Operating Officer of Retirement Management Corporation, an operator of long-term care facilities. From 1983 to 1993, Mr. Fields was an executive with various long-term care companies including The Multicare Companies, Inc., where he served as Chief Financial Officer and Chief Operations Officer. Mr. Fields is a certified public accountant.

         Nir E. Margalit has served as Executive Vice President, General Counsel and Secretary and a Director of Unison since February 15, 1998. From 1995 to February 1998, when he joined Unison, Mr. Margalit was Vice President, General Counsel and Secretary of Starwood Hotels and Resorts Worldwide, Inc., a publicly traded hotel paired share real estate investment trust. From 1993 to 1995, Mr. Margalit was Vice President, Development and Special Counsel of Capstar Hotels. Prior thereto Mr. Margalit was an attorney in private practice.

         Terry Troxell has served as Executive Vice President - Operations since October 1, 1998. Ms. Troxell joined Unison when it commenced operations in July 1992, as Director of Professional Services. In November 1994, she became Vice President of Clinical Operations and in September 1996 she became Senior Vice President of Clinical Operations. From July 1991 until July 1992, Ms. Troxell served as Director of Professional Services of Samaritan Senior Services, Inc. She was employed by the Arizona Department of Health from 1985 until 1991, where she served as Program Manager of Health Care Facility Licensure and Enforcement, overseeing the licensing, certification and enforcement of all licensed healthcare facilities in Arizona. Ms. Troxell is a licensed Registered Nurse and a Certified Gerontological Clinical Specialist. She sits on the American Health Care Association's national Board as Regional Vice President and serves on its Advocacy Panel Committee and Long-Term Care Nurse Council. She is a member of the American Gerontological Nurses Association and the Association for Professionals in Infection Control and Epidemiology.

         Clayton Kloehr has served as Senior Vice President and Treasurer since July 1, 1997 and a Director since February 1998. From August 1995 through June 30, 1997, Mr. Kloehr was an independent financial consultant. From February 1995 until August 1995, Mr. Kloehr was BritWill's Treasurer. During the 14 years prior thereto Mr. Kloehr was employed by Placid Oil Company, a privately held oil exploration and production company based in Dallas, Texas, most recently as Manager of Treasury Operations.

         John T. Lynch, Jr. has been a director of Unison since June 1992. Mr. Lynch was also a director of BritWill between 1992 and its acquisition by Unison in August 1995. In January 1990, he co-founded Trouver, a private investment banking firm and serves as one of its general partners. Mr. Lynch was Managing Director and a member of the Health Care Finance Group of Furman Selz Incorporated, and was Managing Director and head of Health Care Finance Groups at Thomson McKinnon Securities, Inc. and Dean Witter Reynolds, Inc. for the period 1980 through 1990.

         Mark W. White has served as a director of Unison since August 1995. Mr. White has been an attorney in private practice since 1987 and also serves as the President of GeoVox, Inc., a security systems company. From

1983 to 1987, Mr. White served as Governor of the State of Texas.

         Jock Patton has served as a director of Unison since August 14, 1998. Mr. Patton is a private investor and consultant. From 1982 to June 1997, Mr. Patton was a director and co-owner of Stock Val, Inc., a SEC registered investment advisor, serving as President from 1992 to June 1997. From 1972 to 1992, Mr. Patton was an attorney in private practice. Mr. Patton is currently a trustee of eight funds of Pilgrim America, a publicly traded mutual fund manager.

         Donald D. Finney has served as a director of Unison since September 1, 1998. Mr. Finney is the Chief Executive Officer of HCMF Corporation, a privately held provider of post-acute and assisted living services. He has an extensive long-term healthcare background. From 1997 to 1998, Mr. Finney was the Chief Operating Officer for Summerville Healthcare Group, Inc., a privately held long-term care provider. From 1995 to 1997, Mr. Finney served as President Facilities Division for GranCare, Inc., a publicly traded post-acute healthcare provider. From 1992 to 1995, Mr. Finney was the Chief Operating Officer for Evergreen Healthcare, Inc., a publicly held post-acute healthcare and pharmacy provider. For 11 years prior thereto, Mr. Finney was an executive with ARA Living Centers, most recently as Area Vice President. ARA Living Centers operated extended care, retirement and intermediate care facilities. Mr. Finney is an attorney.

         James A. Brown has served as a director of Unison since September 25, 1998. Since 1987, Mr. Brown has provided private sector consulting in the health care field in the areas of mergers and acquisitions. From 1987 to 1994, Mr. Brown was the President and Chief Executive Officer of Acquisition Corporation of America, providing consultation in the acquisition and disposition of long-term health care companies. From 1982 to 1987, Mr. Brown served in various capacities for Beverly Enterprises, the nation's largest long-term care company, most recently as Vice President - Acquisitions.

Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 1997, except that on March 12, 1998, Messrs. Whitehead, Garth, Casey, Lynch and White each amended a Form 5 to report a repricing of options on January 16, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth, with respect to the years ended December 31, 1997, 1996 and 1995, compensation awarded to, earned by or paid to:
(i) Unison's Chief Executive Officers throughout 1997; (ii) the four other most highly compensated executive officers who were serving as executive officers at December 31, 1997; and (iii) other individuals who were not serving as executive officers at December 31, 1997 but for whom disclosures would otherwise have been required.

                         SUMMARY COMPENSATION TABLE (1)


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                      ANNUAL             ---------------
                                                                   COMPENSATION             SECURITIES
                                                               ----------------------       UNDERLYING
                                                                SALARY       BONUS          OPTIONS           ALL OTHER
        NAME AND PRINCIPAL POSITION                 YEAR         ($)          ($)           (#) (2)          COMPENSATION
        ---------------------------                 ------     ---------    ---------    ---------------    -------------
       Michael A. Jeffries.......................    1997      $ 99,148       $    --        320,000           $     --
       President, Chief Executive Officer

       David A. Kremser (3)......................    1997            --            --         70,000            172,500
                                                     1996            --            --         15,000                 --

       Jerry M. Walker (4).......................   1997         87,083            --             --              75,249
                                                    1996        275,000        41,250         33,924                  --
                                                    1995        200,000        37,500         33,924                  --

       Paul G. Henderson ........................   1997        175,000            --          4,000                  --
       President, Sunbelt Therapy Management        1996        160,417            --         10,000                  --
       Services, Inc.

       L. Robert Oberfield.......................   1997        136,800        20,550         24,046                  --
       President, Quest Pharmacies, Inc.            1996        136,800            --         16,185                  --
                                                    1995         64,000            --          6,185                  --

       William G. Allen, Jr. (5) ................   1997        140,000         4,000         20,671                  --
       Senior Vice President - Operations           1996         93,897        21,314         22,685                  --
                                                    1995         73,000         3,879          6,185                  --

       Terry Troxell ............................   1997        120,000        13,200         17,421                  --
       Executive Vice President - Operations        1996        108,401        25,000         13,685                  --
                                                    1995         97,575         2,710          6,185

       Phillip R. Rollins (6)....................   1997        183,333            --         30,000              27,369
                                                    1996        220,000        33,000         73,924                  --
                                                    1995        200,000        30,000         33,924                  --


(1) Certain columns have been omitted where there has been no compensation paid or awarded to or earned by any of the named executives required to be reported in such columns.

(2) The amounts shown for 1996 include both new option grants and outstanding options from prior years that were granted during 1995 and "repriced" during 1996.

(3) Mr. Kremser served in the capacity of acting chief executive officer from March 31, 1997 to September 8, 1997. As compensation for his services to the Company in all capacities, Mr. Kremser received cash compensation of $7,500 per week plus expenses as well as 50,000 stock options. See Item 1, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(4) Effective April 25, 1997, Mr. Walker resigned as President and Chief Executive Officer and as a Director. In connection with his resignation Mr. Walker received severance payments amounting to $75,249.

(5)      Effective April 24, 1998, Mr. Allen resigned from Unison.

(6) Effective October 6, 1997, Mr. Rollins resigned as Executive Vice President - Operations and Chief Operating Officer and as a Director. In connection with his resignation, Mr. Rollins received severance payments totaling $110,000, of which $27,369 was paid in 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.


                                INDIVIDUAL GRANTS
        ----------------------------------------------------------

                                    PERCENT OF
                                     NUMBER OF              TOTAL
                                     SECURITIES           OPTIONS                              POTENTIAL REALIZABLE VALUE
                                     UNDERLYING          GRANTED TO     EXERCISE               AT ASSUMED ANNUAL RATES OF
                                     OPTIONS              EMPLOYEES     OR BASE               STOCK PRICE APPRECIATION FOR
                                     GRANTED              IN FISCAL     PRICE     EXPIRATION          OPTION TERM(3)
       NAME                            (#)(1)              YEAR (2)      ($/SH)      DATE          5%               10%
       ----                           -------               -----      ---------  ----------   ----------       ----------
Michael A. Jeffries (4) ....          320,000               35.03%  $     2.38      9/7/07     $  478,966       $1,213,794

Jerry M. Walker ............               --                  --           --          --             --               --

Paul G. Henderson (5) ......            4,000                0.44         2.44     8/27/07          6,138           15,555

L. Robert Oberfield (5) ....            4,046(6)             0.44         2.44     8/27/07          6,209           15,734

                                       20,000                2.19         2.44    12/31/07         30,690           77,775

William G. Allen, Jr. (5)(7)           15,671(6)             1.72         2.44     8/27/07         24,047           60,940

                                        5,000                0.55         2.44    12/12/07          7,673           19,444

Terry Troxell (5) ..........            9,421(6)             1.03         2.44     8/27/07         14,457           36,636

                                        8,000                0.88         2.44    12/12/07         12,276           31,110
Phillip R. Rollins (8) .....           30,000(6)             3.28         2.44     8/27/07         46,035          116,662

(1)      Consists entirely of stock options.

(2)      Based on total grants during the year of 913,466.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the repriced exercise price and sold on the last day of its term at the appreciated price.

(4) Options vest 40% on first anniversary of grant and 30% each year thereafter.

(5) Options vest 40% on first anniversary of grant and 20% each year thereafter.

(6) In September 1997, Messrs. Oberfield, Allen and Rollins and Ms. Troxell surrendered their previously issued options in exchange for new options with an exercise price of $2.44. See " -- 1995 Stock Option Plan." Mr. Rollins' options expired 90 days after his resignation without being exercised.

(7)      Mr. Allen forfeited his options when he resigned in April 1998.

(8) In connection with Mr. Rollins' resignation, his options became fully vested. The options expired 90 days thereafter without being exercised.

                   LAST FISCAL YEAR-END OPTION VALUE TABLE (1)

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises during the last fiscal year.

                                                                                    NUMBER OF
                                                                                   SECURITIES
                                                                                   UNDERLYING
                                                                                   UNEXERCISED
                                                                                OPTIONS AT FISCAL
                                                                                  YEAR-END (#)
                                                                                  EXERCISABLE/
NAME                                                                              UNEXERCISABLE
----                                                                            -----------------
Michael A. Jeffries....................................................               0/320,000

David A. Kremser.......................................................         60,000/  10,000

Paul G. Henderson......................................................          4,000/  10,000

L. Robert Oberfield....................................................              0/  24,046

William G. Allen, Jr...................................................              0/  20,671

Terry Troxell..........................................................              0/  17,421

Phillip R. Rollins.....................................................           30,000/30,000


(1) None of the options were in the money as of December 31, 1997, based upon the closing bid price on that date of $1.313 as reported on the Nasdaq National Market System. Mr. Rollins' options expired in January 1998 without being exercised. Mr. Allen forfeited his options when he resigned in April 1998.

COMPENSATION OF DIRECTORS

         The nonemployee directors of Unison receive an annual retainer of $10,000, plus $1,000 for each Board and Committee meeting attended, and reimbursement of expenses. In addition they are entitled to participate in the 1995 Stock Option Plan. Nonemployee directors are entitled to receive annual option grants of 15,000 shares (17,500 shares in the case of the Chairman of the Board) for 1996 and at the time of each subsequent annual meeting of stockholders, at market value on that date. Each automatic grant becomes exercisable 50% one year after the grant and 100% two years after the grant and has a term of ten years, subject to earlier termination following the optionee's removal from the Board of Directors for cause. Directors who are also employees of Unison receive no additional compensation for serving on the Board of Directors. Mr. Kremser received compensation through September 1997 pursuant to a services agreement described in Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Mr. Kremser". As compensation for services on the Executive Committee, Mr. Lynch received an additional $15,000 per month through February 1998.

THE 1995 STOCK OPTION PLAN

         Unison's 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors effective July 10, 1995 and approved by the stockholders on August 8, 1995. The Board of Directors approved on September 6, 1996, and Unison's stockholders approved at the Unison Special Meeting on October 28, 1996, an amendment to the Option Plan (the "Option Plan Amendment") which increased the number of shares of Unison Common Stock authorized for issuance under the Option Plan from 511,046 to 800,000. At Unison's Annual Meeting on August 27, 1997, its stockholders approved another Option Plan Amendment that increased the number of shares of Unison Common Stock authorized for issuance under the Option Plan from 800,000 to 1,500,000.

         In September 1996, the Compensation Committee recommended, and the full Board approved, the issuance of options for 324,350 shares to Unison employees at an exercise price of $13.75 per share, which were subsequently repriced in December 1996 at $9.50 per share.

         In August 1997, the Compensation Committee recommended and the Board approved a further repricing of stock options under the 1995 Plan. The repricing was prompted by the decline in Unison's stock price and the desire to reward and retain selected employees. The Company's employees were provided the opportunity to exchange stock options with exercise prices ranging from $9.00 to $10.00 for stock options with an exercise price of $2.44, which was the market value of Unison's stock at the date of grant. The number of shares issuable under the replacement options is equal to 25% of the number of options exchanged. Messrs. Oberfield and Allen and Ms.

Troxell exchanged options for 16,185, 22,685 and 13,682 shares, respectively, for options to purchase 4,046, 5,671 and 3,420 shares, respectively. The Board also approved the grant to employees (excluding Mr. Rollins) of additional new options to purchase 174,700 shares of Unison stock at an exercise price of $2.44 per share, including the following grants to executive officers: Mr. Allen, 10,000 shares; Ms. Troxell, 6,000 shares and Mr. Henderson, 4,000 shares. All of the aforementioned options vest over a four-year period beginning August 27, 1997.

         At the same time, Unison's Directors surrendered previously granted options in the aggregate amount of 213,902 with exercise prices ranging from $9.00 to $9.50. The Directors were granted options to purchase the following number of shares at $2.44 per share: Mr. Rollins, 30,000 shares; Mr. Whitehead, 22,500 shares; and Messrs. Casey, Garth, Kremser, Lynch and White, 20,000 shares each. These options vested 50% on September 6, 1997 and 100% on September 6, 1998. In connection with Mr. Rollins' resignation, all of his options became immediately exercisable and subsequently expired. Mr. Allen forfeited his options when he resigned in April 1998. See Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         In connection with their resignations, in each case effective April 25, 1997, Messrs. Walker, Clark and Contris received severance payments in the amounts of $75,249, $18,333 and $55,000, respectively, in full satisfaction of the Company's monetary obligations to them under their (now terminated) employment agreements. In connection with Mr. Rollins' resignation he received a continuation of his base salary and benefits for a period of six months.

         Unison entered into an employment agreement with Mr. Oberfield for a one-year term beginning in May 1995, subject to automatic renewal for successive one-year terms unless either Unison or Mr. Oberfield has given notice of non-renewal 30 days prior to expiration. The employment agreement provides for an initial annual base salary of $96,000. The annual base salary increased to $136,800 as of January 1996 and $172,000 as of January 1998. Mr. Oberfield is also entitled to incentive compensation, up to a maximum award of 15% of his base salary. If the employment agreement is not renewed by Unison other than for cause, Unison must pay Mr. Oberfield one year's base salary and his pro-rated incentive compensation. The employment agreement contains a one-year nonsolicitation of employees and customers provision.

         Unison entered into an employment agreement with Mr. Henderson for a three-year term beginning April 2, 1996, subject to automatic renewal for successive one-year terms unless either Unison or Mr. Henderson has given notice of non-renewal 30 days prior to expiration. The employment agreement provides for an initial base salary of $175,000. Mr. Henderson may also earn incentive compensation of up to 50% of his base salary. The employment agreement contains a one-year nonsolicitation of employees and customers provision.

         In July 1997, Unison entered into an employment agreement with Mr. Kloehr which will expire on June 30, 2000. The employment agreement provides for an initial annual base salary of $140,000 and the right to earn annual incentive compensation of up to 40% his base salary. Mr. Kloehr's annual salary was increased to $154,000 in January 1998. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Mr. Kloehr his base salary for one year and a pro-rated performance bonus. The agreement contains a one-year nonsolicitation of employees and customers provision.

         In September 1997, Unison entered into an employment agreement with Mr. Jeffries which will expire on August 31, 2000. The employment agreement provides for an initial annual base salary of $315,000 and the right to earn annual incentive compensation of 30% to 50% of his base salary if Unison achieves pretax income of at least 90% of budget. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Mr. Jeffries his base salary for one year and a pro-rated performance bonus. The agreement contains a one-year nonsolicitation of employees and customers provision.

         In November 1997, Unison entered into an employment agreement with Ms. Troxell which will expire on February 7, 1999. The employment agreement provides for an initial annual base salary of $120,000. Ms. Troxell's annual salary was increased to $135,000 in May 1998 and to $170,000 in October 1998. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Ms. Troxell her base salary for one year. The agreement contains a one-year nonsolicitation of employees and customers provision.

         In December 1997, Unison entered into an employment agreement with Mr. Margalit which will expire on February 15, 2001. The employment agreement provides for an initial annual base salary of $170,000 and the right to earn annual incentive compensation of 30% to 50% of his base salary if Unison achieves pretax income of at least 90% of budget. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Mr. Margalit his base salary for one year and a pro-rated performance bonus. The agreement contains a one-year nonsolicitation of employees and customers provision.

         In April 1998, Unison entered into an employment agreement with Mr. Fields which will expire on April 1, 2001. The employment agreement provides for an initial annual base salary of $170,000 and the right to earn annual incentive compensation of 30% to 50% of his base salary if Unison achieves pretax income of at least 90% of budget. The employment agreement provides that in the event of termination by Unison other than for cause, Unison will pay Mr. Fields his base salary for one year and a pro-rated performance bonus. The agreement contains a one-year nonsolicitation of employees and customers provision.

         In October 1998, Unison obtained Bankruptcy Court approval to adopt and implement severance benefit packages for its key management personnel. Under the terms of the severance agreements, Messrs. Jeffries, Margalit, Fields, Kloehr and Ms. Troxell (together, "Senior Management") may each receive, subject to the conditions set forth below, a severance package comprised of one year's salary payable in the event of an involuntary termination without cause on or before three months after the effective date of the Plan (the "Senior Severance Packages"). The Board of Directors of Unison will evaluate the Senior Management within three months after the Effective Date to determine: (i) which members of the Senior Management will be given employment contracts ("New Contracts") after the Effective Date; (ii) the terms of those New Contracts; and (iii) the terms of participation in post-Effective Date stock options and cash bonuses. The New Contracts must be in substantially the same form as the existing employment contracts between Unison and Senior Management, at substantially similar compensation terms as currently existing, and contain not less than 18 months severance. Unison intends that the existing employment contracts for Messrs. Oberfield and Henderson will be assumed and remain in force. No severance payments will be made, and any severance rights will expire for Mr. Oberfield, in the event Unison purchases the 25% interest in Quest from Mr. Oberfield.

         Under the term of the Plan, the Board of Directors of Unison, within three months of the effective date of the Plan, will allocate to Senior Management retained under New Contracts a five-year option to purchase New Common Stock and a five-year option to purchase additional New Common Stock subject to the Company achieving certain performance goals. These options, in total, if exercised will represent approximately 5% of the equity of Unison after the completion of the reorganization on a fully diluted basis. In addition, within six months of the effective date of the Plan, Senior Management will be paid an aggregate cash bonus of $250,000, with the terms and conditions for such bonuses (such as performance criteria) to be set by the Board of Directors of Unison. In addition to their Senior Severance Packages, Unison will reimburse Mr. Jeffries and Mr. Fields the closing costs for their homes in Albuquerque, New Mexico and Tucson, Arizona, respectively, not to exceed $25,000 for Mr. Jeffries and $30,000 for Mr. Fields (the "Closing Costs Reimbursement").

         If any member of Senior Management declines to accept an offered New Contract, that member may be terminated without a Severance Package. Each member of Senior Management has waived and released all other claims for severance or other termination payments as may have existed before May 28, 1998 other than the Closing Costs Reimbursement, and the terms of the Senior Severance Packages as set forth herein, supercede and replace, in their entirety, any pre-banktuptcy severance or termination agreements or arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         In August 1995, the Board of Directors created a Compensation Committee consisting of Messrs. Garth, White and Casey. Mr. Garth and Mr. Casey resigned as directors on August 6, 1998 and August 8, 1998, respectively. Subsequently, the Board of Directors has assumed the responsibilities of the Compensation

Committee. In 1997, Messrs. Garth and White were involved in certain transactions with Unison. See "-- Directors and Executive Officers" and Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Unison Common Stock at September 1, 1998 with respect to (i) each person known to Unison to own beneficially more than five percent of the outstanding shares of Unison Common Stock, (ii) each director of Unison, (iii) each of the executive officers listed in the Summary Compensation Table set forth herein and (iv) all directors and executive officers of Unison as a group.

                                                                            SHARES BENEFICIALLY
                                                                                 OWNED (1)
                                                                       -----------------------------
IDENTITY OF STOCKHOLDER OR GROUP                                        NUMBER              PERCENT
--------------------------------                                       ----------           --------
David A. Kremser(2)
  784 Yankee Creek Road
  Evergreen, Colorado, 80439.......................................    1,918,061             28.00%

Bruce H. Whitehead(3)
  8111 Preston Road
  Dallas, Texas 75225..............................................      480,589               7.46

U.S. Bancorp(4)
  111 SW Fifth Avenue
  Portland, Oregon 97204...........................................      369,100               5.75

Phillip R. Rollins.................................................      310,174               4.83

Jerry M. Walker(5).................................................      144,000               2.24

John T. Lynch, Jr.(6)..............................................      217,585               3.35

Mark W. White(7)...................................................       23,042                  *

Paul G. Henderson(8)...............................................       80,659               1.25

L. Robert Oberfield(9).............................................       10,868                  *

Terry Troxell(10)..................................................        7,856                  *

Nir E. Margalit....................................................          ---                  *

William G. Allen, Jr...............................................          ---                  *

All executive officers and directors as a group (9 persons) (11)...    2,890,661             40.49%



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

(2) Includes 1,490,431 shares of Unison Common Stock issued to Mr. Kremser in the Signature Acquisition, including: (i) additional shares issued to him as part of the Equity Adjustment Amount; (ii) 357,630 shares issuable upon conversion of a promissory note issued to Mr. Kremser as part of the Equity Adjustment Amount; and (iii) 70,000 shares issuable pursuant to vested options.

(3) Includes 458,089 shares of Unison Common Stock issued to Whitehead Family Investments, Ltd. ("WFI") upon conversion of a debenture issued to the former shareholders of BritWill as partial payment of the purchase price for the BritWill Acquisition. Mr. Whitehead has sole voting and investment power with respect to the shares held by WFI. Includes 22,500 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(4) In a report on Schedule 13G filed in February 1997, U.S. Bancorp stated that holdings as of December 30, 1996 included 367,000 shares as to which U.S. Bancorp has sole voting power, no shares for which voting power is shared, 198,800 shares as to which U.S. Bancorp has sole dispositive power and 11,700 shares as to which U.S. Bancorp has shared dispositive power.

(5) These shares are pledged to secure payment of the deferred purchase price for the BritWill Acquisition.

(6) Includes 10,140 shares of Unison Common Stock as to which he currently shares investment power with Bruce H. Whitehead. Includes 70,000 shares of Unison Common Stock issuable upon exercise of immediately exercisable options.

(7) Includes 20,000 shares of Unison Common Stock issuable upon the exercise of immediately exercisable options.

(8) Includes 7,600 shares of Unison Common Stock issuable upon the exercise of immediately exercisable options. Does not include 6,400 shares issuable upon exercise of options that will vest in August 1999 and thereafter.

(9) Includes 9,618 shares of Unison Common Stock issuable upon exercise of immediately exercisable options. Does not include 14,428 shares of Unison Common Stock issuable upon the exercise of options that vest in August 1999 and thereafter.

(10) Includes 6,968 shares of Unison Common Stock issuable upon exercise of immediately exercisable options. Does not include 10,453 shares of Unison Common Stock issuable upon the exercise of options that vest in August 1999 and thereafter.

(11) Includes a total of 716,317 shares of Unison Common Stock issuable upon exercise of immediately exercisable options and convertible notes (including those described in the preceding footnotes).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1995, Unison acquired BritWill from affiliates of Mr. Whitehead. The consideration given by Unison in connection with the BritWill Acquisition included: (a) a debenture that was converted into 561,815 shares of Unison common stock; (b) a combination of promissory notes and lump sum contingent payment obligations totaling $25.0 million, (collectively, the "Loan Documents"), together with a monthly contingent payment obligation and an additional payment obligation; and (c) indemnifications and guarantees by Unison and certain of its subsidiaries and affiliates of certain debts and obligations of BritWill.

         The Loan Documents were issued to Mr. Whitehead as agent for 100% of the former owners of BritWill, and to an affiliate of Mr. Whitehead. Mr. Whitehead directly or indirectly held or controlled approximately 81.5% of BritWill's common stock, and served as Chairman of BritWill's board of directors. At the time of the BritWill Acquisition in August 1995, the BritWill Acquisition Obligations were unsecured. As a result of the BritWill Acquisition, Mr. Whitehead became, beneficially, one of Unison's largest shareholders and largest creditors. At the time Unison acquired BritWill, Messrs. Garth, Lynch and White were also BritWill shareholders and directors, and Mr. Garth served as outside counsel. Messrs. Garth and White were not directors of Unison prior to the BritWill Acquisition.

         As former shareholders of BritWill, Messrs. Whitehead, Garth, Lynch and White have participated in some or all of the BritWill Acquisition Obligations. The BritWill Acquisition Obligations paid, in total, include $13.6 million of principal, $853,000 of interest, $5.2 million of monthly contingent payments and 561,815 shares of Unison common stock. In January 1997, Unison paid $9.75 million of the proceeds from the 12 1/4% Senior Notes to Mr. Whitehead and his affiliates as a payment on the BritWill Acquisition Obligations. Messrs. Garth and Lynch have transferred their interests in the BritWill Acquisition Obligations to their children, and Mr. White transferred his interest to Mr. Whitehead.

         Mr. Whitehead. Mr. Whitehead has (or had) a direct or indirect material interest in the following additional transactions with BritWill or Unison.

- Prior to Unison's acquisition of BritWill, Mr. Whitehead sold certain healthcare facilities or related interests to BritWill and acquired certain other direct and indirect financial interests and obligations related to BritWill's healthcare facilities, some of which have continued thereafter. Through BritWill Texas, Mr. Whitehead is the indirect owner and lessor of six of the long-term healthcare facilities that Unison leases in Texas (including three facilities that were subleased to an unrelated party effective March 1, 1997). The annual base rent for these facilities amounts to $1.1 million, which is approximately the amount of the annual payment obligations on the related $10.2 million acquisition mortgage loan from Omega secured by those facilities. Mr. Whitehead is also the guarantor of the Company's obligations with respect to the facilities that are leased from Omega.

- Mr. Whitehead directly or indirectly owned all of the interests, except for Mr. Garth's $400,000 interest, in a $2.5 million promissory note payable to BritWill (the "Participation Note"). The Participation Note was refinanced by BritWill when it was acquired by Unison, and the resulting $3.4 million refinancing note (the "Renewal Note") was ultimately repaid from the proceeds of Unison's IPO in December 1995.

- From time to time both before and after Unison's acquisition of BritWill, Mr. Whitehead has made loans and other financial accommodations to BritWill and Unison. In addition to the Renewal Note and a portion of the BritWill Acquisition Obligations, $750,000 of loans from Mr. Whitehead or his affiliates was repaid from the proceeds of the IPO. A Unison subsidiary is obligated to repay to BritWill Texas five unsecured promissory notes in the aggregate amount of $3.2 million with interest at rates currently ranging from 9.0% to 10.75%. In addition, in 1996 Mr. Whitehead loaned $1.0 million to Unison for working capital purposes. The loan was repaid in 1996 with the proceeds from a $7.5 million bank financing, which was in turn repaid from the proceeds of the 12 1/4% Senior Notes.

         Signature Acquisition. On October 31, 1996, Unison acquired Signature for an initial purchase price of approximately $50.7 million comprised of cash and promissory notes totaling approximately $38.2 million and 1,509,434 shares of Unison common stock. Signature was founded in 1987 by Mr. Kremser, who served as its Chairman, President, CEO and director until Signature was acquired by Unison. Of the purchase consideration, promissory notes amounting to approximately $1.1 million were placed in escrow and are still outstanding. In March 1997, Mr. Kremser and the other former shareholders of Signature received additional purchase consideration amounting to $2.5 million, comprised of $1.8 million of Equity Adjustment Notes and 238,052 shares of Unison common stock. The Equity Adjustment Notes are convertible into shares of Unison common stock and are still outstanding. The Signature Acquisition Obligations were unsecured at the time they were incurred.

         Mr. Kremser. The Board of Directors entered into a Services Agreement with Mr. Kremser commencing on March 31, 1997. As compensation for his services to the Company in all capacities, Mr. Kremser received cash compensation of $7,500 per week plus expenses as well as options for 50,000 shares of Unison common stock at an exercise price of $2.875 per share, fully vested. Cash compensation ended in September 1997. Mr. Kremser and the Company are also parties to an indemnification agreement and a tolling agreement in respect of claims he may have against the Company.

         The 1997 Loans. On April 21, 1997, the Company obtained a $2.95 million unsecured for general working capital purposes from BritWill Investments Company Ltd. ("BritWill Investments") and Elk Meadows Investments, L.L.C. ("Elk Meadows"), entities owned and/or controlled by Messrs. Whitehead and Kremser, respectively, as joint lenders. The Company paid a loan fee of $29,500 at the closing of the April 1997 Loan, and also agreed to pay all of the lenders' out-of-pocket expenses, including attorneys' fees and costs. As part of the April 1997 Loan, Unison and certain of its subsidiaries (the "Unison Affiliates") purportedly granted a lien and security interest in and to the accounts receivable of the Unison Affiliates (the "April 1997 Lien").

         On September 24, 1997, the Company entered into a Modification Agreement with Elk Meadows and BritWill Investments, which amended the April 1997 Loan to provide for a total of $1.0 million of new loans from Elk Meadows and BritWill Investments, in the amount of $500,000 each. Pursuant to the Modification Agreement, collateral for the April 1997 Loan was also deemed to be collateral for the September 1997 Loan. The Modification Agreement also provided that collateral for the April 1997 Loan and September 1997 Loan would also secure repayment of the BritWill Acquisition Obligations and the Signature Acquisition Obligations, which were theretofore unsecured obligations.

         Mr. Lynch. In addition to his interest as a former director and shareholder of BritWill, Mr. Lynch is a General Partner of Trouver. Trouver (a) earned financial advisory fees of $675,00 in connection with the BritWill Acquisition, (b) assisted Unison in securing lease or management agreements in respect to four long-term care facilities for which it received fees of approximately $179,000 (these facilities were disposed of in 1998), and (c) earned financial advisory fees of approximately $84,000 from Unison in connection with the Ampro Acquisition. On December 15, 1997, Trouver was retained by Unison to perform certain financial advisory services in connection with the Company's restructuring efforts. The Company also entered into an agreement with Woodhill Capital Corporation ("Woodhill"), an entity of which Mr. Lynch is president and sole shareholder, providing services of Mr. Lynch as a financial advisor beginning March 1, 1997. Under the terms of the agreement, Woodhill received $15,000 per month plus expenses until the agreement was terminated in February 1998. Mr. Lynch was also granted options to purchase 50,000 shares of Common Stock at an exercise price of $3.125 per share, fully vested. Woodhill received a fee amounting to $350,000 in connection with the sale of the 13% Senior Notes in December 1997.

         Mr. Garth. In addition to his aforementioned interests, Mr. Garth's company, Cheyenne Capital, received consulting fees of $24,000 per year from Unison in connection with the start-up and oversight of nine facilities acquired in the BritWill Acquisition. Mr. Garth previously owned these facilities. The consulting agreement was terminated on December 31, 1996.

         Mr. Oberfield. Mr. Oberfield serves as the president and is the minority shareholder of Unison's Quest subsidiary. The Shareholders Agreement between Mr. Oberfield and the Company contains a put and call feature annually whereby, beginning May 1, 1998 and each May thereafter (a "Trigger Date"), Unison may require Mr. Oberfield to sell his stock in the subsidiary (the "Quest Stock") to Unison or Mr. Oberfield may require Unison to purchase his Quest Stock based on a defined formula.

         Mr. Henderson. Effective February 1, 1996, Unison purchased 90% of the outstanding common stock of Sunbelt from Mr. Henderson and Paige Plash. In consideration for the stock of Sunbelt, Unison paid $800,000 in cash and issued the Sunbelt Notes totaling $2.8 million. Approximately 56.2% of the purchase price was payable to Mr. Henderson. Interest on the Sunbelt Notes accrued at 10.0%, payable quarterly. The Sunbelt Notes were converted in January 1997 into 105,196 shares of Unison Common Stock with the aggregate balance of $2.0 million paid in cash. In November 1996, Unison purchased the remaining 10% of Sunbelt stock effective as of February 1, 1996. The aggregate purchase price, payable 50% to each of Mr. Henderson and Mr. Plash, amounted to $1.4 million plus a guaranteed payment of $709,000. Consideration for the purchase (excluding the guaranteed payment) was comprised of promissory notes in the aggregate amount of $1.2 million and 27,942 shares of Unison Common Stock. A principal reduction on the promissory note in the amount of approximately $918,000 was due in January 1998. This payment has not been made and is a general unsecured claim of the company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

        1.  FINANCIAL STATEMENTS
                                                                                    PAGE
UNISON HEALTHCARE CORPORATION
Report of Independent Auditors ...................................................  F-2
Report of Independent Auditor ....................................................  F-3
Report of Independent Auditor ....................................................  F-4
Consolidated Balance Sheets as of December 31, 1997 and 1996 .....................  F-5
Consolidated Statements of Operations for the years ended December 31, 1997,
  1996 and 1995 ..................................................................  F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1996 and 1995 ...............................................  F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995 ..................................................................  F-8
Notes to Consolidated Financial Statements .......................................  F-9

BRITWILL HEALTHCARE COMPANY
Report of Independent Auditors ...................................................  F-29
Report of Independent Accountants ................................................  F-30
Consolidated Balance Sheet as of June 30, 1995 ...................................  F-31
Consolidated Statements of Operations for the six months ended June 30, 1995 and the one month ended July 31, 1995 ..........................................  F-32
Consolidated Statements of Shareholders' Equity for the six months ended June
  30, 1995 .......................................................................  F-33
Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and the one month ended July 31, 1995 ..........................................  F-34
Notes to Consolidated Financial Statements .......................................  F-35

           2.  FINANCIAL STATEMENT SCHEDULES

UNISON HEALTHCARE CORPORATION
Schedule II Valuation and Qualifying Accounts ....................................  S-1

BRITWILL HEALTHCARE COMPANY
Schedule II Valuation and Qualifying Accounts ....................................  S-2

        All other schedules are omitted because they are not applicable or required.


        3.  EXHIBITS


            2 Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 13,
                      1998)

          2.1 Disclosure Statement in Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 and Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998.

          3.1 Restated Certificate of Incorporation of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

           3.2 Amendment to Restated Certificate of Incorporation of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          3.3 Bylaws of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)


          4.1 Specimen 12 1/4% Senior Note due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          4.2 Securities Purchase Agreement dated as of October 28, 1996 between Unison HealthCare Corporation and the Initial Purchasers of its 12 1/4% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1996)

          4.3 Indenture dated as of October 31, 1996 among Unison HealthCare Corporation, the Guarantors and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          4.3.1 Supplement No. 1 dated as of February 1, 1997 to Indenture dated as of October 28, 1996 (incorporated by reference to Exhibit 4.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          4.4 Senior Note Registration Rights Agreement dated as of October 31, 1996 among Unison HealthCare Corporation, the Guarantors and the Initial Purchasers of its 12 1/4% Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

           4.5 Securities Purchase Agreement dated as of November 24, 1997 between Unison HealthCare Corporation and the Initial Purchasers of its 13% Senior Notes due 1999

          4.6 Indenture dated as of December 1, 1997 among Unison HealthCare Corporation, the Guarantors and IBJ Schroder Bank & Trust Company, as Trustee

          4.7 Senior Note Registration Rights Agreement dated as of December 1, 1997 among Unison HealthCare Corporation, the Guarantors and the Initial Purchasers of its 13% Senior Notes due 1999

         10 Second Amended and Restated Purchase and Sale Agreement among Unison HealthCare Corporation and Whitehead Family Investments, Ltd., as amended (incorporated by reference to Exhibit 2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.1 Modification Agreement dated April 15, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit
                      2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.2 Modification Agreement dated August 28, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit
                      2.1.1 to the Registration Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)

         10.3 Purchase and Sale Agreement effective as of February 1, 1996 by and among Unison HealthCare Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige
                      B. Plash (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 12, 1996)

         10.4 Agreement for Purchase of Shares as of November 24, 1996, among Unison HealthCare Corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit 2.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.5 Agreement and Plan of Merger among Unison HealthCare Corporation, Signature Health Care Corporation, David A. Kremser and John D. Filkoski (incorporated by reference to
                      Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

         10.6 Amendment to Agreement and Plan of Merger among Union HealthCare Corporation, Signature Health Care Corporation, David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.7 Agreement and Plan of Merger among Unison HealthCare Corporation, Arkansas, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

         10.8 Agreement and Plan of Merger among Unison HealthCare Corporation, Cornerstone Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

         10.9 Agreement and Plan of Merger among Unison HealthCare Corporation, Douglas Manor, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

         10.10 Agreement and Plan of Merger among Unison HealthCare Corporation, Safford Care, Inc., David A. Kremser and John
                      D. Filkoski (incorporated by reference to Exhibit 2.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

         10.11 Amendment to Agreements and Plans of Merger among Unison HealthCare Corporation, Arkansas, Inc., Cornerstone Care, Inc., Douglas Manor, Inc., Safford Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to
                      Exhibit 2.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.12 Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American Professional Holding, Inc., a Utah corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996)

         10.13 First Amendment to Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American Professional Holding, Inc., a Utah corporation (incorporated by reference to Exhibit 2.8.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)

         10.14 Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Memphis Acquisition Co., a Delaware corporation, and Memphis Clinical Laboratory, Inc., a Tennessee corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996)

         10.15 Stock Purchase Agreement among Unison HealthCare Corporation, Linda Redwine, David A. Kremser and John D. Filkoski (incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 1996)

         10.16 Contingent Payment Agreement dated April 15, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.17 Example of Stock Pledge Agreement of certain officers and the Former Shareholders of BritWill (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.18 Employment and Non-Competition Agreement of L. Robert Oberfield (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.19 Shareholders Agreement dated May 15, 1995, among Quest Pharmacies, Inc., the Company and L. Robert Oberfield (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.20 Unison HealthCare Corporation 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.21 Agreements between the Company and Trouver Capital Partners, L.P. dated March 16, 1992 and July 10, 1995 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.22 Agreement between BritWill and Trouver Capital Partners, L.P. dated September 15, 1992, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.23 Master Lease between BritWill -- I and Omega, dated as of November 1, 1992, for Capital Care HealthCare Center, Cedar Crest HealthCare Center (Wellington Manor), English Estates (Kingsbury Rehabilitation and HealthCare Center), Lockerbie HealthCare Center, Parkview Manor and Sunset Manor (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.24 Agreement of Acquisition and Lease between BritWill and Omega, dated as of November 1, 1992 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.25 Leasehold Mortgage between BritWill -- I and Omega, dated November 1, 1992 (incorporated by reference to Exhibit
                      10.22 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.26 Loan Agreement (Texas Facilities) between BritWill Investments -- Texas and Omega, dated April 1, 1993 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.27 Loan Agreement between BritWill Investments -- Texas and Omega, dated November 30, 1993 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.28 BritWill Master Guaranty between BritWill and Omega, dated November 30, 1993 (incorporated by reference to Exhibit
                      10.26 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.29 Letter of Credit Agreement between BritWill Investments -- II and Omega, dated November 30, 1993 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.30 Master Lease between BritWill -- II and Omega, dated as of November 30, 1993 (incorporated by reference to Exhibit
                      10.28 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.31 Agreement Regarding Financial Covenants Compliance and Amendment Agreement among BritWill and Omega, dated December 13, 1994 (incorporated by reference to Exhibit
                      10.29 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.32 Master Lease between BritWill -- II and Omega, dated December 12, 1994 (incorporated by reference to Exhibit
                      10.30 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.33 Amendment Agreement between the Company and Omega, dated August 10, 1995 (incorporated by reference to Exhibit
                      10.31 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.34 Unison Master Guaranty to Omega, dated August 10, 1995 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.35 Letter Agreement among Unison HealthCare Corporation, Bruce H. Whitehead and Omega dated October 31, 1996 (incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.36 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $1,081,548.39, dated November, 1993 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.37 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $500,000, dated November, 1993 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.38 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $660,000, dated November, 1993 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.39 Lease Contract and Agreement between BritWill Investments -- Texas, as Lessor and BritWill -- II, as Lessee, dated December 1, 1993, for Four States Care Center, Heritage Plaza Nursing Center, Pine Haven Care Center, Reunion Plaza Senior Care and Retirement Center and Texarkana Nursing Center (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.40 Leases for Center (aka Pine Grove Care Center) and Waxahachie (aka Pleasant Manor Living Center) with BritWill Investments -- Texas (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

         10.41 Lease for Marshall Manor Nursing Home (Alabama) (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.42 Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit 10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.43 Lease for Boonville Convalescent Center (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.44        Sublease for Holiday Manor (incorporated by reference to
                      Exhibit 10.63 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.45 Lease for Owensville Convalescent Center (incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.46 Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.47 Lease for Bonner Health Center, dated February 1, 1995 (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.48 Lease for Oswego Manor, dated March 2, 1994 (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.49 Lease for SunCrest HealthCare Center, dated September 14, 1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.50 Lease for Green Acres Nursing Home, dated August 30, 1995 (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.51 Lease for Hemphill Care Center, dated September 1, 1994 (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.52 Lease for Nightingale West Nursing Home, dated August 24, 1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.53 Sublease for Twin Pines of Lewisville, dated September 8, 1995 (incorporated by reference to Exhibit 10.91 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

         10.54 Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister Healthcare, Inc. and BritWill Investments-II, Inc. (incorporated by reference to Exhibit
                      10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.55 Loan and Security Agreement dated February 16, 1996 by and between Unison HealthCare Corporation, SunQuest SPC, Inc., BritWill HealthCare Company, BritWill Investments-I, Inc., BritWill Funding Corporation, BritWill Investments-II, Inc., Emory Care Center, Inc., Cedar Care, Inc., Sherwood Healthcare Corp. (collectively as borrowers) and HealthPartners Funding, L.P. (as lender) (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

         10.56 Letter Agreement dated October 4, 1996 between HealthPartners Funding, L.P. and Unison HealthCare Corporation (incorporated by reference to Exhibit 10.97.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)

         10.57 Security Agreement effective as of February 1, 1996 by and among Unison HealthCare Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 1996)

         10.58 Master Lease Agreement dated June 4, 1996 between Unison HealthCare Corporation and LINC Anthem Corporation (incorporated by reference to Exhibit 10.111 to the Registration Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)

         10.59 Form of Promissory Notes dated March 17, 1997, to former Signature shareholders in partial payment of Equity Adjustment Amount (incorporated by reference to Exhibit
                      10.112 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.60 Services Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to Exhibit 10.113 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.61 Indemnification Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to Exhibit 10.114 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.62 Tolling Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to Exhibit 10.115 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.63 Stock Option Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to Exhibit 10.116 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.64 Form of Loan and Security Agreement dated as of April 21, 1997 among the Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit 10.117.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.65 Form of Stock Pledge Agreement dated as of April 21, 1997 among the Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit 10.117.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

        10.66 Promissory Note dated September 25, 1997 in the amount of $500,000 between Elk Meadows Investments, L.L.C. and Unison HealthCare Corporation.

         10.66.1 Promissory Note dated September 25, 1997 in the amount of $500,000 between BritWill Investments Company, Ltd. and Unison HealthCare Corporation.

         10.67 Asset Purchase Agreement dated as of December 20, 1996, among Sunbelt Therapy Management Services, Inc., Spine Rehabilitation and Physical Therapy Center, Inc. and Douglas L. Bates (incorporated by reference to Exhibit
                      10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.68 Master Lease Agreement dated November 25, 1996, between Unison HealthCare Corporation and Pacific Financial Company, relating to computer equipment and software (incorporated by reference to Exhibit 10.119 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.69 Form of sublease agreement dated as of March 1, 1997, between BritWill Investments-II, Inc. and Hasmark East Ltd., relating to Four States Care Center, Green Acres, Heritage Oaks and Texarkana Nursing Center (incorporated by reference to Exhibit 10.120 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.70 Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Arkansas, Inc. (incorporated by reference to Exhibit 10.121 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)



         10.71 Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Cornerstone Care, Inc. (incorporated by reference to Exhibit 10.122 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)

         10.72 Lease dated as of July 28, 1995, between American Health Properties of Arizona, Inc. and Safford Care, Inc. (incorporated by reference to Exhibit 10.123 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)

         10.73 Lease dated as of July 28, 1995, between American Health Properties of Arizona, Inc. and Douglas Manor, Inc. (incorporated by reference to Exhibit 10.124 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.74 Promissory Note and related Mortgage dated March 30, 1994 in the original principal amount of $19.1 million between Signature Health Care, Inc. and National Health Investors, Inc. (incorporated by reference to Exhibit 10.125 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.75 Lease dated as of December 1, 1990 between Health Care Reit, Inc. and The Arbors Health Care Center Inc. (incorporated by reference to Exhibit 10.126 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         10.76 Employment agreement of Michael A. Jeffries (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                      1997)

         10.77        Employment agreement of Clayton Kloehr, dated July 1,
                      1997

         10.78        Employment agreement of Terry Troxell, dated November 15,
                      1997

         10.79        Employment agreement of Nir E. Margalit, dated December
                      31, 1997

         10.80        Employment agreement of Jimmy L. Fields, dated April 1,
                      1998

         11 Unison HealthCare Corporation Statement Re: Computation of Per Share Earnings

         21 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         27 Financial Data Schedule (included only in the EDGAR filing)

----------

(b)  Reports on Form 8-K

Unison filed the following reports on Form 8-K during the nine months ended September 30, 1998:

(1) Report dated January 7, 1998 including a news release announcing that three of Unison's operating subsidiaries filed for protection from creditors under Chapter 11.

(2) Report dated February 3, 1998 including a news release announcing that the financial difficulties previously disclosed in Unison's Form 10-Q for the quarter ended September 30, 1997 continue to persist despite the placement of $20 million of its 13% Senior Notes in December 1997.

(3) Report dated May 28, 1998 which disclosed (i) that on May 28, 1998, Unison and certain of its subsidiaries filed for reorganization under Chapter 11 and (ii) the terms of an agreement in principle with Omega HealthCare Investors, Inc. and representatives of the holders of Unison's 12 1/4% Senior Notes and 13% Senior Notes regarding a consensual restructuring of Unison. The Report also includes a news release announcing that Bruce H. Whitehead and David A. Kremser resigned from Unison's Board of Directors.

(4) Report dated August 10, 1998 including the plan of reorganization and disclosure statement that Unison filed with the United States Bankruptcy Court.

(5) Report dated September 24, 1998 announcing that the Company (i) revised its projected results of operations included in the disclosure statement filed with the United States Bankruptcy Court on August 10, 1998 and (ii) elected three new directors to fill vacancies on its Board of Directors.

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

Unison Healthcare Corporation

By:  /s/ MICHAEL A. JEFFRIES
     -------------------------------------
     Michael A. Jeffries
     President and Chief Executive Officer

Date: November 3, 1998

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities ann the dates indicated.

              Signature                                              Title                                     Date

/s/      MICHAEL A. JEFFRIES             President and Chief Executive Officer, Director (principal     November 3, 1998
-----------------------------------        executive officer)
             Michael A. Jeffries

/s/      JIMMY L. FIELDS                 Executive Vice President and Chief Financial Officer           November 3, 1998
-----------------------------------        (principal financial officer)
             Jimmy L. Fields

/s/      WARREN K. JERREMS               Vice President, Controller, Chief Accounting Officer           November 3, 1998
-----------------------------------        (principal accounting officer)
             Warren K. Jerrems

/s/      NIR E. MARGALIT                 Executive Vice President, General Counsel and Secretary,       November 3, 1998
-----------------------------------        Director
             Nir E. Margalit

/s/      CLAYTON KLOEHR                  Senior Vice President and Treasurer, Director                  November 3, 1998
-----------------------------------
             Clayton Kloehr

/s/   JOHN T. LYNCH, JR.                 Director                                                       November 3, 1998
-----------------------------------
             John T. Lynch, Jr.

/s/      MARK W. WHITE                   Director                                                       November 3, 1998
-----------------------------------
             Mark W. White

/s/      JOCK PATTON                     Director                                                       November 3, 1998
-----------------------------------
             Jock Patton

/s/      DONALD D. FINNEY                Director                                                       November 3, 1998
-----------------------------------
             Donald D. Finney

/s/       JAMES A. BROWN                 Director                                                       November 3, 1998
-----------------------------------
                     James A. Brown

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                                ----
1. FINANCIAL STATEMENTS

UNISON HEALTHCARE CORPORATION

Report of Independent Auditors ...............................................................................  F-2

Report of Independent Auditor ................................................................................  F-3

Report of Independent Auditor ................................................................................  F-4

Consolidated Balance Sheets as of December 31, 1997 and 1996 .................................................  F-5

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 ..................................................................................................  F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995 ..................................................................................................  F-7

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 ...................  F-8

Notes to Consolidated Financial Statements ...................................................................  F-9

BRITWILL HEALTHCARE COMPANY

Report of Independent Auditors ...............................................................................  F-29

Report of Independent Accountants ............................................................................  F-30

Consolidated Balance Sheet as of June 30, 1995 ...............................................................  F-31

Consolidated Statements of Operations for six months ended June 30, 1995 and one month ended
   July 31, 1995 .............................................................................................  F-32

Consolidated Statements of Shareholders' Equity for the six months ended June 30, 1995 .......................  F-33

Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and one month ended
   July 31, 1995 .............................................................................................  F-34

Notes to Consolidated Financial Statements ...................................................................  F-35

2. FINANCIAL STATEMENT SCHEDULES

UNISON HEALTHCARE CORPORATION

Schedule II Valuation and Qualifying Accounts ................................................................  S-1

BRITWILL HEALTH CARE COMPANY

Schedule II Valuation and Qualifying Accounts ................................................................  S-2

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Unison HealthCare Corporation

We have audited the accompanying consolidated balance sheets of Unison HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the consolidated financial statements of American Professional Holding, Inc. (Ampro) and Memphis Clinical Laboratory, Inc. (Memphis), which statements reflect net operating revenues constituting approximately 11% and net income constituting approximately 123% of the consolidated total revenues for the period ended December 31, 1995. Those statements and the data relating to Ampro and Memphis included in the schedule as they relate to the year ended December 31, 1995, listed in the index at Item 14(a) were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Ampro and Memphis, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1995, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unison HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and, for 1995, the report of other auditors, the related financial statement schedule, as it relates to December 31, 1997 and 1996 and each of the three years in the period ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Unison HealthCare Corporation and subsidiaries will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, on May 28, 1998, Unison HealthCare Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This matter raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERNST & YOUNG LLP

Phoenix, Arizona
July 14, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Professional Holding, Inc. at December 31, 1994 and 1995 and the results of their operations and their cash flows for each of three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Ronald H. Ridgers, P.C.
Richardson, Texas
March 30, 1996

                         REPORT OF INDEPENDENT AUDITOR

The Board of Directors
Memphis Clinical Laboratory, Inc.

We have audited the accompanying consolidated balance sheets of Memphis Clinical Laboratory, Inc. as of December 31, 1994 and 1995 and the related statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Memphis Clinical Laboratory, Inc. at December 31, 1994 and 1995 and the results of its operations and cash flows for each of three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Ronald H. Ridgers, P.C.
Richardson, Texas
February 10, 1996

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                December 31,
                                                                                         ------------------------
                                                                                            1997           1996
                                                                                         ---------      ---------
Assets
Current assets:
  Cash and cash equivalents ........................................................     $   5,295      $  17,409
  Accounts receivable (Notes 2,3, 10 and 13) .......................................        32,855         28,608
  Prepaid expenses and other current assets (Note 6) ...............................         7,768          5,885
                                                                                         ---------      ---------
     Total current assets ..........................................................        45,918         51,902
Property and equipment, net (Notes 7 and 13) .......................................        25,588         30,830
Lease operating rights and other intangible assets, net (Note 8) ...................        84,487        113,781
Goodwill, net (Note 3) .............................................................        28,357         28,431
Security deposits and other assets (Note 9) ........................................         7,817          5,977
                                                                                         ---------      ---------
                                                                                         $ 192,167      $ 230,921
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable (Note 11) .......................................................     $   7,592      $  10,505
  Accrued expenses (Note 12) .......................................................        24,617         21,437
  Current portion of notes payable and long-term debt due to
     related parties (Notes 2, 13 and 17) ..........................................        20,500         12,312
  Current portion of other notes payable and long-term debt (Notes 2, 10, 13 and 16)       144,277         21,603
                                                                                         ---------      ---------
     Total current liabilities .....................................................       196,986         65,857
  Notes payable and long-term debt due to related parties, less
     current portion (Notes 2, 13 and 17) ..........................................            --         15,882
Other notes payable and long-term debt (Notes 2, 10, 13 and 16) ....................         8,020        107,341
Deferred taxes (Note 18) ...........................................................        16,013         24,791
Leasehold liability, net (Note 16) .................................................         4,246          4,434
Other liabilities ..................................................................           936            927
                                                                                         ---------      ---------
     Total liabilities .............................................................       226,201        219,232
Stockholders' equity (deficit) (Notes 14 and 15):
  Preferred stock, $.001 par value; authorized 1,000,000 shares;
     no shares issued or outstanding ...............................................            --             --
  Common stock, $.001 par value; authorized 25,000,000 shares;
    6,422,096 and 6,078,498 shares issued and outstanding in 1997 and 1996 .........             5              5
  Additional paid-in capital .......................................................        36,211         34,723
  Accumulated deficit ..............................................................       (70,250)       (23,039)
                                                                                         ---------      ---------
     Net stockholders' equity (deficit) ............................................       (34,034)        11,689
                                                                                         ---------      ---------
                                                                                         $ 192,167      $ 230,921
                                                                                         =========      =========

                            See accompanying notes.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT COMMON SHARES AND PER SHARE AMOUNTS)

                                                              Years Ended December 31,
                                                    --------------------------------------------
                                                       1997              1996            1995
                                                    -----------      -----------      ----------
Operating revenues:
  Net patient service revenues ................     $   222,090      $   146,379      $   64,947
  Other operating revenues ....................           2,276            2,295           3,541
                                                    -----------      -----------      ----------
          Total operating revenues ............         224,366          148,674          68,488
Expenses:
  Wages and related ...........................         116,137           85,789          35,047
  Other operating .............................          84,566           64,771          24,032
  Rent ........................................          16,119           15,658           6,673
  Interest ....................................          20,076            5,824           1,176
  Depreciation and amortization ...............           9,974            4,561           1,311
  Impairment losses and other charges (Note 22)          27,185            3,865              --
                                                    -----------      -----------      ----------
          Total expenses ......................         274,057          180,468          68,239
                                                    -----------      -----------      ----------
Income (loss) before income taxes .............         (49,691)         (31,794)            249
Income tax expense (benefit) ..................          (2,480)          (8,356)            132
                                                    -----------      -----------      ----------
Net income (loss) .............................     $   (47,211)     $   (23,438)     $      117
                                                    ===========      ===========      ==========
Net income (loss) per share ...................     $     (7.41)     $     (5.01)     $     0.05
Common shares used in per share calculation ...       6,370,834        4,676,037       2,280,213

                            See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                Common Stock                    Retained
                                             -------------------  Additional    Earnings
                                             Number of             Paid-in     (Accumulated
                                              Shares      Amount   Capital       Deficit)        Total
                                             ---------    ------  ----------   ------------    --------
Balance at January 1, 1995 .............     1,789,497     $ 1     $    453      $    282      $    736
Sale of common stock in public offering,
  net of stock issuance costs ..........     2,000,000       2       14,612            --        14,614
Conversion of debenture ................       424,251      --        5,286            --         5,286
Stock warrants issued ..................            --      --          150            --           150
Net income .............................            --      --           --           117           117
                                             ---------     ---     --------      --------      --------

Balance at December 31, 1995 ...........     4,213,748       3       20,501           399        20,903
Costs of initial public offering .......            --      --          (93)           --           (93)
Stock warrants exercised ...............       178,503      --           --            --            --
Conversion of debenture ................       137,564      --        1,714            --         1,714
Common stock issued for acquisitions ...     1,537,376       2       12,701            --        12,703
Stock options exercised ................        11,307      --          102            --           102
Tax benefit associated with exercise of
  stock options ........................            --      --           11            --            11
Repurchase of stock warrants ...........            --      --         (213)           --          (213)
Net loss ...............................            --      --           --       (23,438)      (23,438)
                                             ---------     ---     --------      --------      --------

Balance at December 31, 1996 ...........     6,078,498       5       34,723       (23,039)       11,689
Common stock issued for acquisition ....       238,052      --          685            --           685
Conversion of Sunbelt notes payable ....       105,196      --          800            --           800
Stock options exercised ................           350      --            3            --             3
Net loss ...............................            --      --           --       (47,211)      (47,211)
                                             ---------     ---     --------      --------      --------

Balance at December 31, 1997 ...........     6,422,096     $ 5     $ 36,211      $(70,250)     $(34,034)
                                             =========     ===     ========      ========      ========

                             See accompanying notes.

                         UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Years Ended December 31,
                                                                    ---------------------------------------------
                                                                       1997              1996             1995
                                                                    ----------        ----------        ---------
OPERATING ACTIVITIES:
Net income (loss) ..........................................        $ (47,211)        $ (23,438)        $     117
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Impairment losses and other charges ......................           27,185             3,865              --
  Depreciation and amortization ............................            9,974             4,561             1,311
  Provision for doubtful accounts ..........................            2,039             2,742                29
  Change in deferred taxes .................................           (3,286)           (9,238)              (21)
  Minority interest expense ................................              299               138                21
  Leasehold liability amortization .........................             (188)             (188)              (78)
  Other charges and credits, net ...........................               41               (69)             --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Increase in net accounts receivable ....................           (8,263)           (5,310)           (8,694)
    (Increase) decrease in prepaids and other ..............             (136)              825              (607)
    Increase in accounts payable and accrued expenses ......            1,238             2,454             6,990
                                                                    ---------         ---------         ---------
Net cash used in operating activities ......................          (18,308)          (23,658)             (932)
                                                                    ---------         ---------         ---------
INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements ...........           (1,535)           (3,587)           (1,333)
Increase in intangibles and other assets ...................             (205)           (2,707)           (1,397)
Increase in lease and insurance deposits ...................           (1,840)           (1,204)             (272)
Acquisitions, net of cash acquired .........................             (659)          (41,225)             (677)
                                                                    ---------         ---------         ---------
Net cash used in investing activities ......................           (4,239)          (48,723)           (3,679)
                                                                    ---------         ---------         ---------
FINANCING ACTIVITIES:
Net increase (decrease) in revolving line of credit ........            7,117              (789)           (2,916)
Proceeds from sale of accounts receivable ..................             --                --               2,515
Proceeds from long-term borrowings .........................           23,950           113,567             2,448
Payments on long-term borrowings ...........................          (16,868)          (24,808)           (6,187)
Repayment of other long-term liabilities ...................             --              (2,779)             --
Proceeds from initial public stock offering ................             --                --              14,614
Change in bank overdrafts ..................................             (780)            3,043              --
Repurchase of stock warrants ...............................             --                (213)             --
Exercise of stock options ..................................                3               102              --
Increase in deferred financing costs .......................           (2,989)           (4,502)             --
                                                                    ---------         ---------         ---------
Net cash provided by financing activities ..................           10,433            83,621            10,474
                                                                    ---------         ---------         ---------
  Net (decrease) increase in cash ..........................          (12,114)           11,240             5,863
Cash and cash equivalents at beginning of period ...........           17,409             6,169               306
                                                                    ---------         ---------         ---------
Cash and cash equivalents at end of period .................        $   5,295         $  17,409         $   6,169
                                                                    =========         =========         =========


                            See accompanying notes

                          UNISON HEALTHCARE CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
            (In thousands, except common share and per share amounts)

1. DESCRIPTION OF BUSINESS

         Unison HealthCare Corporation, ("Unison" or "the Company") is a provider of long-term and specialty healthcare services. At December 31, 1997, Unison operated 55 facilities, including long-term care and specialty care and independent/assisted living facilities. Unison's operations are located in 11 states, principally in the Midwest and southwest regions of the United States.

         Unison changed its name from SunQuest HealthCare Corporation in November 1995. In August 1995, Unison acquired all of the common stock of BritWill HealthCare Company ("BritWill"). In March 1996, Unison acquired 90% of the common stock of four rehabilitation therapy centers (collectively "Sunbelt Therapy") and in November 1996 retroactively acquired the remaining 10%. In October 1996, Unison acquired all of the common stock of Signature Health Care Corporation and four affiliated companies ("Signature") (the "Signature Acquisition"). In October 1996, Unison completed a merger with two clinical laboratory companies, American Professional Holding, Inc. ("Ampro") and Memphis Clinical Laboratory, Inc. ("Memphis") (Note 4). Unison also operates institutional pharmacies and a Medicare Part B billing and supply company.

2. SUBSEQUENT EVENT

         On January 7, 1998, three of Unison's subsidiaries with operations in Texas and Indiana filed voluntary petitions for reorganization (the "Filings") under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in the United States Bankruptcy Court. On May 28, 1998 Unison and all of its other subsidiaries also filed for reorganization under Chapter 11. Under Chapter 11, Unison will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         The Company is currently in default of substantially all of its debt and lease agreements (Notes 13 and 16). Accordingly, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable and is classified as a current liability in the accompanying consolidated balance sheet.

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The recent losses from operations and the related Filings raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things: (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements; (ii) confirmation of a plan of reorganization under the Bankruptcy Code; (iii) the Company's ability to achieve profitable operations after such confirmation; and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to a pre-petition unsecured claim for breach of contract. In connection with the Chapter 11 proceedings, a review is being undertaken of all obligations under executory contracts, including real property leases. To date, the Company has received permission from the Bankruptcy Court to reject the leases of 13 nursing facilities and two regional offices.

         As a result of the reorganization proceedings, Unison may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

Restructuring Plan (unaudited)

         Unison has reached an agreement in principle (the "Term Sheet") with respect to restructuring of the Company's debt and equity, with Omega HealthCare Investors, Inc. ("Omega") and representatives of the 13% Senior Notes due 1999 (the "13% Senior Notes") and the 121/4% Senior Notes due 2006 (the "121/4% Senior Notes"). The Company also has secured a continuation of its accounts receivable line of credit with HealthCare Financial Partners ("Health Partners") (Note 10) in the amount of $11,000, which will be available to the Company for vendor payments and to meet working capital requirements during the Chapter 11 process. Unison has not reached an agreement in principle with Messrs. David A. Kremser and Bruce H. Whitehead, former directors of the Company (Notes 4, 13 and
17).

         Under the Term Sheet, the treatment of approximately $18,000 of disputed claims of entities related to Messrs. Whitehead and Kremser would depend upon the results of anticipated litigation over the possible disallowance or equitable subordination of such claims. If such claims are not disallowed or equitably subordinated to the claims of general unsecured creditors, the Whitehead and Kremser related entities would receive in full satisfaction of such claims 100% of the Class A Common Stock, representing approximately 11% of the fully diluted equity, of the reorganized Company. The Class A Common Stock would have rights identical to those of other common stockholders in the reorganized Company except that the Class A Common Stock would have an $18,000 liquidation preference over the remaining common stock. If such claims are disallowed or equitably subordinated, they would be canceled and receive nothing in the reorganization. In either event, the holders of the 13% Senior Notes would receive approximately $21,000 in new promissory notes of the Company in full satisfaction of their claims, and the Company's trade creditors and holders of the 121/4% Senior Notes would receive pro rata distributions of approximately $4,600 in new promissory notes and all of the Class B Common Stock of the reorganized Company. The Class B Common Stock will represent approximately 75% of the fully diluted equity of the reorganized Company if the Class A Common Stock is issued to the Whitehead and Kremser related entities, and approximately 86% of the fully diluted equity if the claims of the Whitehead and Kremser related entities are disallowed or equitably subordinated and canceled. Up to 5% of the fully diluted equity of the reorganized entity would be allocated to management incentive options. The Company's currently outstanding equity would be canceled and current stockholders would receive a pro rata distribution of warrants to purchase up to 5% of the fully diluted equity of the reorganized Company.

         The Term Sheet also provides for resolution of all claims of Omega against the Company under lease and mortgage arrangements affecting 20 of the Company's healthcare facilities. Omega would purchase seven facilities owned and operated by the Company for up to $40,000, yielding net cash proceeds to the Company of up to $18,000 after payment in full of transaction costs and indebtedness currently collateralized by such facilities. The facilities would then be leased back to Union at an initial lease rate of 9%. These facilities and 10 other facilities currently leased by Omega to the Company or subject to mortgage loans in favor of Omega would be combined into a single master lease at lease rates which are comparable to those currently in effect under the existing facility leases. Six leased facilities would be returned to Omega, and three additional facilities subleased by the Company to another operator would be excluded from the master lease, for which Omega would receive $2,000 in cash and a $3,000, seven-year promissory note as compensation. In addition, Omega would purchase $3,000 of the Company's new 5% cumulative preferred stock, convertible into 4% of the Company's fully diluted equity. All prepetition rent and mortgage payments due to Omega would be paid. The agreements set forth in the Term Sheet will be incorporated into an overall reorganization plan which will be subject to approval by the Bankruptcy Court and the Company's creditors.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Unison and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

         Revenues and expenses related to the operations acquired from BritWill, Sunbelt Therapy, Signature and other acquisitions (Note 4) are included in Unison's results of operations for periods subsequent to the date of acquisition. The merger with Ampro and Memphis has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements of Unison include the accounts of Ampro and Memphis for all periods presented.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for, among other things, the collectibility of receivables and third party settlements, depreciation and amortization, employee benefit plans, taxes, contingencies and evaluation of impairment of long-lived assets.

Net Operating Revenues

         Revenues are recognized when services are provided and products are delivered. Unison's revenues are derived primarily from providing long-term healthcare services. Contractual adjustments resulting from agreements with various organizations to provide services for amounts which differ from billed charges, including services under Medicare and Medicaid, are recorded as deductions from gross patient service revenue. The estimated third-party payor settlements under Medicare and Medicaid programs are recorded in the period the related services are rendered and are subject to audit and final settlement by the fiscal intermediary. Differences between the net amounts accrued and subsequent settlement, if any, are recorded in operations at the time the final settlement is determined.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Unison believes that it is substantially in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing which would have a material impact on Unison's consolidated financial condition or results of operations. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

         The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers reimbursement for treating higher acuity patients. For the years ended December 31, 1997 and 1996, Unison recorded approximately $2,722 and $2,260, respectively, of Medicare RCL exception revenues which are subject to audit and final approval by the fiscal intermediary. Based on consultation with outside reimbursement specialists, management believes that the ultimate resolution of third-party payor settlements will not have a material adverse impact on the consolidated financial position or results of operations of Unison.

         Unison receives fees for the management of long-term care facilities on behalf of the owners. Other operating revenues include management fees amounting to $1,725, $1,200 and, $1,730 in 1997, 1996 and 1995 respectively.

         Provision for doubtful accounts is made when the related revenue is recorded and is included in other operating expense. The provisions totaled $2,039, $2,742 and $29 in 1997, 1996 and 1995 respectively. Accounts, when determined to be uncollectible, are charged against the allowance for doubtful accounts. The allowance for doubtful accounts is determined by management using estimates of potential losses based on an analysis of current and past due accounts, collection experience in relation to amounts billed, prior settlements experience and other relevant information. The allowance for doubtful accounts totaled $7,423 and $3,776 at December 31, 1997 and 1996, respectively.

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

Property and Equipment

         Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method for the lesser of the lease term or the estimated useful life of the respective asset.

Intangible Assets

         Certain costs incurred in the acquisition of facilities such as assembled workforce and covenants not to compete are amortized on a straight-line basis over five years. Lease operating rights (net of leasehold liabilities) have been recorded in connection with the acquisitions of BritWill and Signature (Note 4) and represent the difference between the aggregate consideration given for all of the acquired companies' assets, less the value of those assets which were identified and discretely valued as defined by an independent valuation. Lease operating rights are being amortized on a straight-line basis over the respective initial lease term, including probable renewal periods, not to exceed thirty years.

         Management believes that goodwill related to nursing home acquisitions has an unlimited useful life and, therefore, assigned a forty-year amortization period to goodwill resulting from such acquisitions. In determining its unlimited useful life, management considered factors such as policies of similar public healthcare and long-term care companies, nature of the long-term care industry which is positively impacted by the increasing age of the American population as well as the continual transfer of patients from a high cost acute care setting to a lower cost long-term care setting, profitability of companies in the long-term care industry, and the fact that nursing care services provided in nursing home facilities will be continuously needed in the future and are not subject to obsolescence.

Goodwill resulting from various acquisitions is summarized as follows:

                                                      Amortization              December 31,
                                                     Period (Years)         1997            1996
                                                     -------------         -------        -------
BritWill                                                    40              $7,000         $7,000
Pharmacies                                                  20               1,402          1,197
Gamma Labs                                                  15               1,087          1,087
Sunbelt                                                     20               5,425          5,425
Signature                                                   40               9,300          9,300
RehabWest                                                   20               5,029          5,029
Spine Rehab                                                 20                 845             --
                                                                           -------        -------
                                                                            30,088         29,038
Amortization                                                                (1,731)          (607)
                                                                           -------        -------
                                                                           $28,357        $28,431
                                                                           =======        =======


         Costs incurred in obtaining long-term financing are amortized on a straight-line basis over the terms of the related indebtedness. Unison periodically assesses the recoverability of intangible assets by comparing the carrying amount of the intangible assets to the future benefits or undiscounted cash flows derived from that asset. Impairments are recognized in operating results if it is probable that the carrying value of the asset will not be recovered from future cash flows derived from that asset. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), on January 1, 1996. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated (Note 22).

Income Taxes

         Unison accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes represent the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Net Income (Loss) Per Share

         Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and dilutive equivalent shares outstanding.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted earnings per share include the dilutive effect of options, warrants and convertible securities. The implementation of SFAS 128 has no impact on Unison's net income
(loss) per share for 1997 and prior years because the Company's options, warrants and convertible notes are antidilutive.

Reclassifications

         Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

Recently Issued Pronouncements

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in financial statements.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was also issued in June 1997. This statement requires that public business enterprises report certain information about operating segments and related disclosures about products and services, geographic areas and major customers.

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"), was issued in February 1998. This statement standardizes disclosure requirements for pension and other post retirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements.

         SFAS Nos. 130, 131 and 132 will be effective for Unison's fiscal year ending December 31, 1998. The adoption of these statements is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows and should not require any significant changes in current disclosures.

4. SIGNIFICANT BUSINESS TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS

         In August 1995, Unison acquired all of the common stock of BritWill, another long-term care company operating approximately 28 facilities located in Texas and Indiana (the "BritWill Acquisition"). The terms of the BritWill Acquisition were modified in April 1996, effective August 10, 1995, such that Unison acquired all of the outstanding stock of BritWill for a total fixed purchase amount of $20,600 plus, to the extent applicable, monthly contingent payments if Unison's monthly consolidated net patient revenues exceeded specified monthly amounts ranging from $8,000 to $11,989 for the period from September 9, 1995 through July 31, 2000. An additional lump sum contingent payment was payable on the earlier of: (i) August 9, 2000 if Unison had consolidated net patient revenues of not less than $150,000 for the twelve-month period ended June 30, 2000 or (ii) the sale by Unison of debt or equity securities exceeding $10,000. The purchase price was comprised of a $5,602 term note, an $8,000 subordinated promissory note (the "Subordinated Note"), and a $7,000 non-interest bearing convertible subordinated debenture (Note 13). The majority shareholder of BritWill, Bruce H. Whitehead, was the Chairman of Unison's Board of Directors from the time of the BritWill Acquisition until May 1998.

         During August 1996, as a result of the proposed acquisition of the common stock of Signature, the contingent payments became reasonably assured and Unison accrued the present value of the remaining contingent payments related to the BritWill Acquisition in an amount totaling $11,500 (the "Additional Payment Obligation") (Note 13). As a result of the recent Filing, the Additional Payment Obligation converted to a Converted Fixed Obligation. In connection with the BritWill Acquisition, Unison paid a financial advisory fee to Trouver Capital Partners, L.P. ("Trouver") amounting to $675. One of Unison's directors is a partner in Trouver. The acquisition was accounted for as a purchase. The contingent portions of the purchase price were initially added to lease operating rights when paid, and then in August 1996 when accrued. At December 31, 1997 and 1996, contingent payments and accruals amounting to $19,523 had been added to lease operating rights.

         Effective February 1, 1996, Unison acquired 90% of the common stock of Sunbelt Therapy, paying $800 in cash and issuing term notes aggregating $1,000 (the "Notes") and subordinated convertible debentures aggregating $1,800 (the "Debentures"). The transaction was accounted for as a purchase. In November 1996, Unison purchased the remaining 10% of Sunbelt Therapy effective February 1, 1996. The aggregate purchase price amounted to $1,418 plus a guaranteed payment amounting to $709. Consideration for the purchase was comprised of promissory notes in the aggregate amount of $1,876 and 27,942 shares of Unison common stock (Note 13).

         On October 31, 1996, Unison simultaneously completed mergers with Ampro and Memphis for aggregate consideration of $4,942. The outstanding shares of Ampro common stock were converted into the right to receive 521,000 shares of Unison common stock. Three shareholders who owned approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of Unison common stock and the holder of the remaining shares of Memphis received cash in the amount of $237 and a promissory note in the amount of $250. The total amount assigned to the 540,000 shares of Unison Common Stock issued was $4,455, based on the closing market price on October 31, 1996 of $8.25. The transaction has been recorded as a pooling of interests.

         On October 31, 1996, Unison acquired Signature, which operates 13 long-term care facilities in Colorado and Arizona. The initial aggregate purchase price of Signature amounted to approximately $50,653, comprised of cash and promissory notes totaling approximately $38,200 and 1,509,434 shares of Unison Common Stock. The amount assigned to the shares of Unison Common Stock issued was $12,453, based on the closing market price on October 31, 1996 of $8.25. In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511, paid in convertible promissory notes of $1,827 (the "Convertible Notes") and 238,052 shares of Unison Common Stock with a market value of $2.875 per share or $685 (Note 13). The adjustment was recorded as an addition to the purchase price of Signature and added to lease operating rights. In connection with the Signature acquisition, Unison also acquired all of the outstanding stock of RehabWest, Inc. ("RehabWest"), a related rehabilitation services company, for a cash purchase price of $6,100. These acquisitions were accounted for as purchases. Mr. David A. Kremser, Signature's majority shareholder, was a director of Unison from the time of the Signature acquisition until May 1998.

    Effective January 1, 1997, Unison, through its Sunbelt Therapy subsidiary, purchased the assets of a rehabilitation therapy services company located in Mississippi. Consideration for the purchase was comprised of cash amounting to $600 and a $300 promissory note. Interest on the note bears interest at 10.0%, payable quarterly, and the principal balance is due January 2, 2002.

    On September 30, 1996, Unison announced a disposition plan designed to improve its long-term financial strength and operating performance. The original plan included the disposition of seven nursing facilities and was subsequently modified to include an aggregate of eight facilities (the "Disposition Facilities"). On March 1, 1997, Unison subleased four of the Disposition Facilities to an unrelated party. In 1998, Unison's disposition plan was expanded in connection with its restructuring program to include an additional 13 facilities. The provision for losses on disposal of the Disposition Facilities is included in impairment losses and other charges in the consolidated statement of operations (Note 22). Revenues and expenses related to the Disposition Facilities are included in the 1997 consolidated statement of operations in the aggregate amount of $12,539 and $12,792, respectively. In the first and second quarters of 1998, Unison disposed of nine facilities (leased or managed) via management agreements or lease terminations. As of July 10, 1998, eight facilities remain held for disposition.

5.   STATEMENTS OF CASH FLOWS

     Supplemental information related to the statements of cash flows is set forth below:


                                                   1997      1996      1995
                                                --------  --------  ---------
Cash paid during year ended December 31 for:
Interest ....................................   $19,377   $ 3,014   $ 1,179
Income taxes ................................       799       124        92


     The Company's acquisitions involved the following noncash activities for the years ended December 31:

                                         1997           1996           1995
                                       ---------      --------       --------
Fair value of assets acquired ..       $  1,100       $122,420       $ 59,421
Liabilities assumed and incurred            441         68,492         58,744
Common stock issued ............           --           12,703           --
                                       --------       --------       --------
                                       $    659       $ 41,225       $    677
                                       ========       ========       ========



     Other noncash financing activities for the years ended December 31 are as follows:

                                                                1997         1996         1995
                                                              -------      -------      -------
Conversion of debentures into shares of common stock           $  800       $1,174       $5,286
Property and equipment purchased under capital leases ..          729        7,205         --
Accounts payable converted to debt .....................        3,206         --           --
Common stock warrants issued ...........................         --           --            150

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets as of December 31 are summarized as follows:

                                            1997            1996
                                           ------          ------
Prepaid expenses ....................      $  870          $  938
Deferred taxes (Note 18).............       5,079           3,332
Inventories .........................       1,819           1,615
                                           ------          ------
                                           $7,768          $5,885
                                           ======          ======


7.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 are summarized as follows:

                                               Life (Years)          1997               1996
                                               ------------       ---------          ---------
Land and building ....................             15-25           $ 17,863           $ 21,757
Equipment ............................              5-15             11,652             11,806
Leasehold improvements ...............             12-15              3,066              2,386
                                                                   --------           --------
                                                                     32,581             35,949
Less accumulated depreciation ........                               (6,993)            (5,119)
                                                                   --------           --------
                                                                   $ 25,588           $ 30,830
                                                                   ========           ========


     Property and equipment includes assets acquired under capitalized leases of approximately $4,477 and $7,965 at December 31, 1997 and 1996, respectively. Accumulated depreciation related to capital leases amounted to $1,170 and $498 at December 31, 1997 and 1996, respectively.

8.   LEASE OPERATING RIGHTS AND OTHER INTANGIBLE ASSETS

     Lease operating rights and other intangible assets as of December 31 are summarized as follows:

                                           Amortization
                                           Period (Years)      1997                  1996
                                           --------------    ----------          ----------
Lease operating rights ................      25-30           $  79,723           $ 108,050
Capitalized assembled workforce........          3               1,845               1,845
Debt and bond issue costs .............       3-10               7,882               5,200
Covenants not to compete ..............        2-5                 850                 850
Other .................................       5-20                 956               1,076
                                                             ---------           ---------
                                                                91,256             117,021
Less amortization .....................                         (6,769)             (3,240)
                                                             ---------           ---------
                                                             $  84,487           $ 113,781
                                                             =========           =========


     The increase in debt and bond issue costs from 1996 to 1997 is primarily due to issue costs capitalized in connection with the 13% Senior Notes described in Note 13.

     The reduction in lease operating rights from 1996 to 1997 is primarily a result of the Company's evaluation of its long-lived assets for impairment in accordance with SFAS 121 (Note 22).

9.   SECURITY DEPOSITS AND OTHER ASSETS

     Security deposits and other assets as of December 31 are summarized as follows:

                                               1997          1996
                                              ------        ------
Security deposits ......................      $7,817        $5,077
Other ..................................        --             900
                                              ------        ------
                                              $7,817        $5,977
                                              ======        ======

    In connection with certain lease agreements with Omega, Unison is required to maintain security deposits. Deposits held by Omega amounted to $3,739 at December 31, 1997 and 1996.

10. LINE OF CREDIT

    In March 1996, Unison's revolving lines of credit were replaced by a $10,000 revolving credit facility. Borrowings under this credit facility bear interest at the prime rate plus 2.0%, mature in 1998 and are collateralized by Unison's eligible accounts receivable. A commitment fee of .5% is payable on the unused portion. The agreement requires Unison to comply with certain financial and operational covenants including limitations on additional borrowings and sale of assets and alteration of Unison's existing capital structure. At December 31, 1997, Unison was fully drawn on this line of credit based on the amount of available collateral. In July 1998, as part of the restructuring plan (Note 2) Unison obtained a continuation of its line of credit in the amount of $11,000 with interest at the prime rate plus 3%, which will be available to the Company for working capital requirements during the Chapter 11 process. Although this line of credit expires in 1998, management has the intent and ability to renew or replace this line of credit and has therefore classified the outstanding balance of $7,117 at December 31, 1997 as long-term.

11.  ACCOUNTS PAYABLE

     Accounts payable as of December 31 are summarized as follows:

                                                       1997           1996
                                                     -------        -------
Trade payables ...................................   $ 5,329        $ 7,462
Checks drawn in excess of bank balances ..........     2,263          3,043
                                                     -------        -------
                                                     $ 7,592        $10,505
                                                     =======        =======


12. ACCRUED EXPENSES

    Accrued expenses as of December 31 are summarized as follows:

                                            1997           1996
                                         -------        -------
Accrued compensation and benefits ...... $ 9,843        $ 8,487
Purchase accounting liabilities ........    --            2,688
Accrued interest .......................   3,603          2,879
Accrued professional fees ..............   1,585          1,090
Income and gross receipt taxes .........   3,340          3,106
Reserve for dispositions ...............   2,023           --
Other ..................................   4,223          3,187
                                         -------        -------
                                         $24,617        $21,437
                                         =======        =======



     The purchase accounting liabilities at December 31, 1996 represent additional consideration payable to the former shareholders of Signature amounting to $2,511 (Note 4) and an accrual of $177 for severance, exit and lease terminations.

13.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt due to related parties is summarized as follows:

                                                             December 31,
                                                     --------------------------
                                                       1997             1996
                                                     --------         --------
Additional Payment Obligation ..................     $  9,588         $ 11,500
Subordinated Note ..............................         --              8,000
Working capital notes ..........................        3,950             --
Notes in escrow ................................        1,146            1,146
Convertible Notes ..............................        1,826             --
Subordinated notes payable to a related party ..        2,320            2,767
Other notes ....................................        1,670            4,781
                                                     --------         --------
                                                       20,500           28,194
Less current portion ...........................      (20,500)         (12,312)
                                                     --------         --------
                                                     $   --           $ 15,882
                                                     ========         ========


     In connection with the BritWill Acquisition (Note 4), Unison incurred the Subordinated Note in the amount of $8,000 and the Additional Payment Obligation of $11,500. The Subordinated Note was repaid in January 1997 with proceeds from the 12 1/4% Senior Notes. The Additional Payment Obligation represents the present value of the remaining monthly payments, ranging from $117 to $166 at interest rates ranging from 12% to 14% through the term of the obligation with a balloon payment of $8,146 due August 9, 2000. Unison is in arrears of monthly payments on the Additional Payment Obligation and has, therefore, classified this obligation as a current liability at December 31, 1997.

     On April 21, 1997, Unison obtained a $2,950 loan for general working capital purposes from affiliates of Messrs. Kremser and Whitehead. This loan matured on August 1, 1997. On September 25, 1997, Unison borrowed an additional $1,000 from Messrs. Whitehead and Kremser which was due on October 7, 1997. The loans bear interest at prime plus 2.0% and are collateralized by a pledge of certain accounts receivable and the stock of certain Unison subsidiaries. Unison is currently in default on its obligations to repay these loans. In addition to the foregoing, the loan documents state that the collateral pledged for the working capital loans also collateralizes all other obligations which may be due those individuals and/or entities which they control; and further that all such obligations are in default due to cross default provisions in these loan and security documents. These obligations are classified as current liabilities.

     A portion of the purchase consideration for Signature was comprised of promissory notes totaling $1,146, which were placed in escrow. Of this amount, $500 was due to be paid to Mr. Kremser and the other former shareholders of Signature on October 31, 1997. The remaining $646, subject to any outstanding claims, is due and payable on October 31, 1998. The notes in escrow are classified as current liabilities at December 31, 1997.

     In accordance with an adjustment provision of the Signature merger agreements related to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511, paid in the form of the Convertible Notes amounting to $1,826 and 238,052 shares of Unison common stock at a conversion price of $2.875 per share. The Convertible Notes bear interest at 12.0% and were due on December 31, 1997. The Convertible Notes are classified as current liabilities at December 31, 1997.

     Subordinated notes payable to a related party are payable to BritWill Investments Texas, Ltd. ("BritWill Texas"), an affiliate of Mr. Whitehead. The notes are payable monthly with interest at 9% to 10% with the balance due in October 2004. Unison had made all required payments on these notes as of December 31, 1997 but is in arrears with respect to payments due subsequent to this date in the aggregate amount of approximately $195 as of June 30, 1998. The subordinated notes are classified as current liabilities as of December 31, 1997.

     Other notes include obligations of $1,626 to the former owners of Sunbelt Therapy. In connection with the purchase of Sunbelt Therapy (Note 4), Unison issued the Notes and Debentures in the aggregate amount of $2,800. In accordance with the terms of the Notes, the conversion price ($7.61) was equal to 85% of the average closing price of Unison's common stock ($8.95) for the 20-day trading period preceding notice of conversion on November 27, 1996. In January 1997, the Notes and Debentures were converted into 105,196 shares of Unison common stock with the balance of $2,000 paid in cash. Effective February 1, 1996, Unison purchased the remaining 10% minority ownership in Sunbelt Therapy (Note 4). The purchase price included notes payable in the aggregate amount of $1,876. Interest on the notes is payable quarterly beginning January 1997 at a rate of 9.0% per year, with scheduled principal reductions due annually through January 1999. Unison has not made the principal payment due in January 1998 in the amount of $918 and has therefore classified the entire obligation as a current liability at December 31, 1997.

     Other notes payable and long-term debt is summarized as follows:

                                                     December 31,
                                           ----------------------------
                                               1997              1996
                                           ---------         ---------
12 1/4% Senior Notes ...................   $ 100,000         $ 100,000
13% Senior Notes .......................      20,000              --
Mortgage Note ..........................      18,422            18,640
Capital lease obligations (Note 16) ....       3,429             7,759
Notes payable to trade vendors .........       1,100                52
11.5% notes payable to Omega ...........         283               283
Line of Credit (Note 10) ...............       7,117              --
Term loans and other ...................       1,946             2,210
                                           ---------         ---------
                                             152,297           128,944
Less current portion ...................    (144,277)          (21,603)
                                           ---------         ---------
                                           $   8,020         $ 107,341
                                           =========         =========


     On October 31, 1996, Unison completed the private placement of $100,000 of its 12 1/4% Senior Notes. The net proceeds of $94,550 were used to: (i) complete the acquisitions of Signature and RehabWest (Note 4); (ii) repay certain debt and contingent obligations; and (iii) for general corporate purposes. In January 1997, a portion of the proceeds from the 12 1/4% Senior Notes was used to repay the Subordinated Note and prepay $1,750 of the Additional Payment Obligation. Interest on the 12 1/4% Senior Notes is payable semiannually. The stated interest rate of 12 1/4% per annum was subject to temporary increase if the 12 1/4% Senior Notes were not registered with the Securities and Exchange Commission (the "SEC") within specified time periods. The interest rate on the 12 1/4% Senior Notes was 13.75% and 14 1/4% (the maximum rate) as of December 31, 1997 and June 30, 1998, respectively. The 12 1/4% Senior Notes indenture contains certain covenants, including limitations on additional indebtedness, investments, transactions with affiliates, asset sales, payment of dividends and certain other transactions. The 12 1/4% Senior Notes are guaranteed by all of the Company's current and future subsidiaries on a full, unconditional, joint and several basis. All of Unison's subsidiaries are wholly owned with the exception of Quest Pharmacies, Inc., of which Unison owns 75%. As of June 30, 1998, Unison had not made the scheduled payment of interest on the 12 1/4% Senior Notes in the amount of $6,876 which was due May 1, 1998. The grace period with respect to such payment expired on May 31, 1998. The 12 1/4% Senior Notes are therefore in default and have been classified as a current liability as of December 31, 1997.

     On December 1, 1997, Unison completed the private placement of $20,000 of its 13% Senior Notes. The net proceeds to Unison in the amount of $19,200 were used for debt service and other working capital requirements. Commencing on March 1, 1998, interest is payable quarterly in arrears. Commencing on June 1, 1998 and each September 1, December 1, March 1 and June 1 thereafter until the maturity date of December 1, 1999, the rate of interest accruing on the 13% Senior Notes will increase by 0.50%. The interest rate is subject to additional temporary increases ("Additional Interest") if the 13% Senior Notes (or Exchange Notes with the same terms) are not registered with the SEC within specified time periods. On March 1, 1998, the interest rate increased to 13.25% and the rate of Additional Interest is subject to further increases of 0.25% every 90 days thereafter (up to a maximum rate of 15.0%) until such registration becomes effective. As of July 1, 1998, the interest rate on the 13% Senior Notes was 14.0%. Other terms and conditions of the 13% Senior Notes are essentially the same as those of the 12 1/4% Senior Notes. As of June 30, 1998, Unison had not made scheduled payments of interest on the 13%

Senior Notes in the aggregate amount of $1,298. The grace periods with respect to such payments have expired and the 13% Senior Notes are in default. The 13% Senior Notes are classified as a current liability as of December 31, 1997.

     In connection with the Signature acquisition (Note 4), Unison assumed a 10.5% mortgage loan (the "Mortgage Note") collateralized by property and equipment of six of the Signature facilities. Principal and interest of $180 is payable monthly with a balloon payment due in April 2004. The Mortgage Note requires Unison to maintain consolidated net worth of at least $39,000 and a specified minimum current ratio. The Company is not in compliance with the net worth covenant. Unison did not receive a waiver of this covenant violation and, accordingly, classified the entire obligation of $18,422 as of December 31, 1997 as a current liability.

     In 1997, Unison converted the balances of certain of its trade accounts payable to promissory notes. The notes bear interest at 8.5% to 11.0% and are payable in monthly installments through September 1999. As of December 31, 1998, Unison was in arrears of payments on these notes and has therefore classified these obligations as current liabilities as of December 31, 1997.

     In April 1996, Unison issued 11.5% promissory notes to Omega related to capital improvements on two of its nursing facilities. The notes were due in full on September 30, 1996 and have therefore been classified as current liabilities as of December 31, 1997.

     Future maturities of notes payable and long-term debt at December 31, 1997 are as follows:

          Years ending December 31,
            1998 .........................................    $164,777
            1999 .........................................       7,612
            2000 .........................................          44
            2001 .........................................          47
            2002 .........................................         317
                                                              --------
                                                              $172,797
                                                              ========


14.  STOCKHOLDER'S EQUITY

     In December 1995 and January 1996, Unison completed its initial public offering (the "IPO") resulting in the issuance of 2,000,000 shares of common stock at $9.00 per share. Proceeds from the IPO amounted to $14,614, net of expenses, of which $9,727 was used to repay debt (Notes 13 and 17). In connection with the IPO, Unison issued warrants to the representatives of the underwriters to purchase up to 120,000 shares of common stock, at an exercise price of $11.70 per share (market value at the date of grant), which approximates the fair value of consideration received at the date of issuance, in exchange for certain advisory services to be provided to Unison during the twelve-month period following the IPO. The warrants are exercisable for a five-year period beginning in December 1996.

     On August 10, 1995, Unison entered into a stock purchase warrant agreement with HealthPartners. The agreement entitled HealthPartners to purchase shares of Unison's common stock with an aggregate market value of $150, or approximately 16,667 shares based on the IPO price of $9.00 per share. The $150 was capitalized as a deferred financing cost and amortized over two years. In December 1996, HealthPartners exercised its option to require Unison to repurchase the warrants for $213 in cash, which was recorded as a reduction of additional paid-in capital.

     Effective December 31, 1994, Unison completed a stock purchase warrant agreement to satisfy amounts due to an individual who actively negotiated several of Unison's management and operating lease agreements. The warrants were exercised in 1996, whereby 178,000 shares of Unison common stock were purchased for two hundred dollars. Since the warrants were granted at less than fair market value, leasehold rights totaling $43 have been capitalized and are being amortized over the respective initial lease term.

     In August and October 1996, warrants to purchase an aggregate of 300,464 shares of common stock were issued to a commercial bank in connection with a short-term loan agreement. The exercise prices of the warrants are $12.80 and $13.00 (market value at the date of grant), which approximates the fair value of consideration received at the date of issuance, and the warrants expire on October 31, 2001.

     Unison's common stock was traded on The Nasdaq Stock Market's National Market System from December 19, 1995 to August 21, 1997. Effective August 22, 1997, Nasdaq moved Unison's securities to its SmallCap Market because the Company did not satisfy the minimum tangible net asset requirement for the listing of its stock on the National Market System. On February 23, 1998, new, more stringent quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market went into effect. Unison does not currently meet these requirements, and on April 15, 1998, Nasdaq delisted the Company's securities.

15. STOCK OPTIONS

     In July 1995, the Board of Directors approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan offers two types of options: (i) a discretionary option grant program (the "Discretionary Program") under which eligible individuals may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock at an exercise price determined by the Board of Directors; and (ii) the automatic option grant program (the "Automatic Program") under which grants of options will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Each grant under the Automatic Program vests over two years and is exercisable for ten years. Options granted in 1995 under the Discretionary Program vest over periods of two to four years. In January 1996, the 1995 Plan was amended by the Board of Directors to change the exercise price of all outstanding options from $10.00 to $9.00 per share, which was the IPO price (Note 14). The 1995 Plan was further amended: (i) in October 1996 to increase the number of shares of common stock authorized for issuance under the 1995 Plan from 511,046 to 800,000, and (ii) in August 1997 to 1,500,000.

     Unison has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Unison's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Unison had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.0%, 5.0% and 5.0%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 1.32, .64 and .64 and a weighted-average expected life of the option of eight years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Unison's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Unison's pro forma information follows:

                                              1997      1996      1995
                                             -------   -------   -----
Pro forma net loss........................   $48,415   $24,157     $72
Pro forma net loss per share..............     $7.60     $5.16   $0.03

     Information regarding the 1995 Plan is as follows:

                                                 DISCRETIONARY PROGRAM           AUTOMATIC PROGRAM
                                             ----------------------------  ----------------------------
                                               NUMBER    WEIGHTED-AVERAGE    NUMBER    WEIGHTED-AVERAGE
                                             OF OPTIONS   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
                                             ----------  ----------------  ----------  ----------------
Shares under option:
  Outstanding at January 1, 1995 .........
  Granted ................................    261,520          $9.00          47,480         $9.00
  Cancelled ..............................     (8,684)          9.00              --          9.00
                                              -------                        -------
  Outstanding at December 31, 1995 .......    252,836           9.00          47,480          9.00
  Granted ................................    412,412           9.47          92,500          9.50
  Canceled ...............................    (40,664)          9.24              --
  Exercised ..............................    (11,307)          9.00              --
                                              -------                        -------
  Outstanding at December 31, 1996 .......    613,277           9.30         139,980          9.33
  Granted ................................    913,466           2.63         122,500          2.44
  Canceled ...............................   (696,730)          8.06        (139,980)         9.33
  Exercised ..............................       (350)          9.00              --
                                              -------                        -------
  Outstanding at December 31, 1997 .......    829,663           3.13         122,500          2.44
                                              =======                        =======

Exercisable at December 31,
  1995 ...................................         --                             --
  1996 ...................................    127,998           9.00          23,740           9.00
  1997 ...................................    198,138           3.79          61,250           2.44

Weighted-average fair value of options
  granted:
  1995 ...................................      $6.18
  1996 ...................................       6.39
  1997 ...................................       2.38

     Exercise prices for options outstanding at December 31, 1997 ranged from $2.44 to $9.50. The weighted-average remaining contractual life of those options is 9.6 years.

     At December 31, 1997, 536,180 shares of common stock were available under the 1995 Plan for future awards.

16. LEASES

     As of December 31, 1997, Unison operated 42 facilities under noncancelable operating leases with lease terms ranging from five to twenty years plus renewal options. The lease agreements provide for either scheduled rent increases or contingent rent based on increases in the Consumer Price Index ("CPI"), Medicaid reimbursement rates, and number of licensed beds. Certain of the leases have purchase options determined by a specified formula. Unison is responsible for all taxes, maintenance and other executory costs.

     Unison leases 14 facilities from Omega of which nine facilities are in Indiana and five are in Texas, under three master lease agreements. Each of the Omega leases expires in 2005 and allows Unison up to three five-year renewal options. The Omega leases require Unison to pay stated rent, with annual increases based upon the greater of 5% of incremental revenues or the CPI, but limited to a maximum annual increase of 5%. The Omega leases grant Unison the right, but not the obligation, to purchase the Omega facilities upon the expiration of the initial lease term. At December 31, 1997, the aggregate minimum rent under these master leases was approximately $30,900 (subject to increase) during the remainder of their initial terms. The master leases require the Company to maintain specified cash flow to rent ratios, cash flow to debt service ratios, minimum cash, current ratio and tangible net worth. Unison also leases six facilities located in Texas from BritWill Texas (the "BritWill Texas Leases") for an initial term that expires in December 2005. The lease agreement with BritWill Texas requires the Company to pay to Omega monthly amounts equal to: (i) the amount of loan payments due to Omega from BritWill Texas pursuant to a loan agreement between those parties, which provided the financing for BritWill Texas' acquisition of the facilities, and (ii) lease payments on the facilities that are subleased by BritWill Texas to Unison. The BritWill Texas Leases contain cross default provisions with the Omega leases by which if Unison is in default with any Omega indebtedness or lease obligation, the Company is also in default under the BritWill Texas Leases. As of December 31, 1997 Unison was not in compliance with these covenants and had not obtained waivers of the covenant defaults from Omega or BritWill Texas.

     The Company leases six facilities formerly affiliated with Signature with monthly payments of $142 for an initial term that expires in 2005. The leases allow Unison the option to renew for three additional 10-year terms and the option to purchase the facilities through the end of the initial term or any renewal periods. The leases provide for certain restrictions on the maintenance and operation of the facilities and an annual 2.5% increase in rent.

     In connection with the BritWill Acquisition (Note 4), Unison recorded a leasehold liability in the amount of $4,700. This adjustment was based on an independent appraisal that valued the present value of the BritWill lease obligations based on market lease rates. The leasehold liability is being amortized over the aggregate lease term of approximately 25 years.

     Future minimum lease payments at December 31, 1997, by year and in the aggregate, under noncancelable lease arrangements with initial or remaining terms of one year or more consist of the following:


YEAR ENDING DECEMBER 31,                                          CAPITAL       OPERATING
------------------------                                        ----------     ----------
1998.........................................................      $1,203        $15,447
1999.........................................................       1,172         15,059
2000.........................................................         827         14,442
2001.........................................................         704         13,697
2002.........................................................         126         13,532
Thereafter...................................................         292         73,553
                                                                ----------     ----------
Total minimum lease payments.................................       4,324       $145,730
                                                                               ==========
Less amount representing interest............................        (895)
                                                                ----------
Present value of net minimum lease payments..................       3,429
Less current portion.........................................        (850)
                                                                ----------
Long-term obligations........................................      $2,579
                                                                ==========

Unison's lease payments are senior to all unsecured debt.

17. RELATED PARTY TRANSACTIONS

     The Term Note, Subordinated Note, Convertible Debenture and Additional Payment Obligation issued as consideration for the BritWill Acquisition were issued to the former shareholders of BritWill (Note 13). The majority shareholder of BritWill was Whitehead Family Investments, Ltd. ("WFI"), which owned 81.5% of the stock of BritWill prior to the BritWill Acquisition. Mr. Whitehead is the president of the general partner of WFI and, together with a family trust, owns 100% of WFI.

     In connection with the BritWill Acquisition, a note payable to WFI in the amount of $3,375 was repaid with the proceeds from the IPO. Subsequent to the BritWill Acquisition, Unison also incurred notes payable to WFI in the aggregate amount of $750 bearing interest at the rate of 12%. These notes were repaid with the proceeds from the

IPO. With the BritWill Acquisition, Unison also assumed unsecured subordinated notes payable to BritWill Texas with an aggregate balance at December 31, 1997 of $2,320 (Note 13).

     In connection with the acquisition of Signature, Unison incurred debt obligations to Mr. Kremser and the other shareholders of Signature. A portion of the purchase consideration for Signature was comprised of promissory notes totaling $1,146 that were placed in escrow. In accordance with an adjustment provision of the Signature merger agreements related to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511, comprised of the Convertible Notes amounting to $1,827 and 238,052 shares of Unison common stock (Note 4). In 1997, Unison obtained working capital loans in the aggregate amount of $3,950 from affiliates of Mr. Kremser and Mr. Whitehead (Note 13).

     As discussed in Note 13, Unison is in default with respect to its obligations to Messrs. Whitehead and Kremser and their affiliates in the aggregate amount of $17,327, as of December 31, 1997. Unison recorded interest expense on obligations to Mr. Kremser and affiliates in the amount of $348 and $15 in 1997 and 1996, respectively. Interest expense related to obligations to Mr. Whitehead and affiliates amounted to $1,327 in 1997 and $1,215 in 1996.

     In connection with the sale of the 13% Senior Notes, Unison paid an advisory fee of $350,000 to Woodhill Capital. One of Unison's directors is a partner of Woodhill Capital.

     Unison's lease payments to Omega, the owner of 14 facilities that the Company leases in Indiana and Texas, are personally guaranteed to $13,500 by Mr. Whitehead as well as collateralized by substantially all of the personal property of Unison. Unison also leases six facilities in Texas from BritWill Texas. Lease expense on the BritWill Texas facilities for the year ended December 31, 1997 and 1996 and the five months ended December 31, 1995 amounted to $1,241, $2,661 and $505, respectively (Note 16).

18. INCOME TAXES

    The components of the income tax expense (benefit) are as follows:


                                                 YEARS ENDED DECEMBER 31,
                                                -------------------------
                                                 1997      1996       1995
                                                -------   -------   -----
Current:
 Federal......................................  $   596   $    986  $ 153
 State........................................      210         61     --
Deferred:
 Federal......................................   (2,828)    (7,777)   (28)
 State........................................     (458)    (1,338)     7
                                                -------    -------   ----
                                                $(2,480)   $(8,356)  $132
                                                =======    =======   ====


     The difference between Unison's effective income tax rates and statutory rates are as follows:


                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                         1997       1996      1995
                                                       --------   --------    ----
Statutory federal income tax expense (benefit)........ $(16,895)  $(10,810)   $ 85
Increases (decreases) resulting from:
 Change in effective tax rate.........................                (495)     --
 Amortization of intangibles and
  nondeductible expenses..............................      413      1,060      91
 State tax expense (benefit), net of federal benefit..   (1,873)      (876)      5
 Change in valuation allowance........................   16,024      1,528     (56)
 Current federal income taxes of subsidiaries
  not consolidated for tax purposes...................      596        698      --
 Adjustments to tax bases of acquired companies.......     (539)
 Other................................................     (206)       539       7
                                                       --------   --------    ----
Income tax expense (benefit)..........................  $(2,480)   $(8,356)   $132
                                                       ========   ========    ====

     Significant components of deferred taxes are as follows:

                                                                December 31,
                                                --------------------------------------------
                                                       1997                    1996
                                                --------------------    --------------------
                                                Current    Long-Term    Current    Long-Term
                                                -------    ---------    -------    ---------
Deferred liabilities:
  Intangibles.................................   $   --     $(15,547)    $   --     $(31,165)
  Accelerated depreciation....................       --         (466)        --          171
  Cash to accrual adjustment..................     (224)          --       (208)          --
                                                 ------     --------     ------     --------
Total liabilities.............................     (224)     (16,013)      (208)     (30,994)
                                                 ------     --------     ------     --------
Deferred assets:
  Allowance for doubtful accounts.............    2,796           --      1,388           --
  Reserve for loss on disposition of assets...    1,953           --      1,460           --
  Vacation accruals...........................      516           --        692           --
  Net operating loss carryforward.............       --       17,552         --        7,604
  Valuation allowance.........................       --      (17,552)        --       (1,528)
  Other, net..................................       38           --         --          127
                                                 ------     --------     ------    ---------
Total assets..................................    5,303           --      3,540        6,203
                                                 ------     --------     ------    ---------
Total net asset (liability)...................   $5,079     $(16,013)    $3,332    $(24,791)
                                                 ======     ========     ======    =========


     SFAS No. 109 requires that a valuation allowance be recorded against tax assets that are not likely to be realized. Management has determined that its net operating loss carryforwards amounting to $46,470 are not likely to be realized in future periods. Specifically, the Internal Revenue Service Code provides that, in a Chapter 11 bankruptcy case, income normally arising from the discharge of indebtedness is excluded from taxable income. However, to the extent that income from discharge of indebtedness is excluded from income, taxpayers must reduce specified tax attributes which include net operating losses. The Company anticipates that, in connection with the implementation of its restructuring plan (Note 2), its net operating losses will be eliminated as a result of the restructuring of its debt obligations. Therefore, a valuation allowance has been established against the full amount of the Company's net operating loss carryforward benefits.

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The aggregate carrying amount and fair value of Unison's financial instruments as of December 31, 1997 is as follows:

                                                                        Carrying      Fair
                                                                         Amount       Value
                                                                        --------    --------
Notes payable and long-term debt, excluding
  capital lease obligations..........................................   $169,369    $155,446


     The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, lease deposits, accounts payable and accrued expenses approximate their fair value. The fair value of Unison's borrowings is estimated by discounting future cash flows at current rates offered to Unison for debt of comparable types and maturities. Because no market exists for certain of these obligations, considerable judgment is necessary in interpreting the data to develop estimates of fair value. The use of different market assumptions may have a material effect on the estimated fair value amounts.

     The fair value amount set forth above was calculated as of December 31, 1997. The Company has not attempted to quantify the impact of the Chapter 11 proceedings on the fair value of its financial instruments.

20. INSURANCE

     Health care companies are subject to medical malpractice, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. Unison maintains property, liability and professional malpractice insurance policies through commercial carriers on a claims made basis in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverage could have an adverse effect on Unison's business. However, based upon the evaluation of Unison's historical asserted and unasserted claim experience, management does not believe that the Company has a material, estimable and probable liability, regardless of insurance coverage, at December 31, 1997.

     In 1997, approximately 25% of employees enrolled in Company sponsored health plans were covered under a self-insured plan. Unison's liability for losses under this plan is capped at $25 per claim and $2,500 per person through a contract with an insurance company. The Company is also insured for Workers' Compensation. The Company's liability for losses is capped at $250 per claim through a contract with an insurance company. Unison has a cash deposit of $1,200 with this insurance company which is held as collateral.

     Unison is insured for professional and general liability claims under a claims made, retrospective insurance policy. The Company's liability for losses is capped at $2,500, in aggregate. Unison is, from time to time, subject to malpractice and related claims and lawsuits which arise in the normal course of business and which could have a significant effect on Unison. Management believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

21. COMMITMENTS AND CONTINGENCIES

Impact of the Year 2000 Issue (unaudited)

     Some of Unison's information systems have time-sensitive software that will not properly recognize the year 2000. This could result in a system failure or miscalculations causing disruption of the Company's operations. Unison is currently completing an assessment and developing a plan to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects to incur internal staff costs, external consulting costs and other expenses related to infrastructure and facility enhancement necessary to prepare the systems for the year 2000. Although the total cost to the Company of achieving year 2000 compliant systems is not expected to be material to the Company's operations or financial condition, there can be no assurance that the costs will be as expected or that the date change from 1999 to 2000 will not materially adversely affect the Company's business, financial condition and the results of operations. The ability of third parties with which Unison transacts business to adequately address their year 2000 issues is outside the Company's control. Although the Company will seek alternative vendors, where its current vendors are unwilling or unable to become year 2000 compliant in a timely manner, there can be no assurance that the Company's operations will not be materially adversely affected by the ability of third parties dealing with the Company, including Medicare and Medicaid, to also manage the effect of the 2000 date change.

Regulatory Environment

     The health care industry is subject to numerous laws and regulations of federal, state and local governments. Compliance with these laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers which creates a possibility of significant repayments for reimbursement of patient services previously billed. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief.

Healthcare Reform Legislation

     The Balanced Budget Act enacted in August 1997 (the "Budget Act"), contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing facilities will be based solely on Federal costs. The payments received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech pathology and certain covered drugs. Management has not completed the analysis to determine the impact that the Budget Act will have on future operations. However, the Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

     There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as Unison. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities.

     Approximately 84% in 1997 and 83% in 1996 and 1995 of Unison's long-term care net patient service revenues were derived from reimbursement under Medicare and Medicaid programs, and approximately 88% and 84% of Unison's patient accounts receivable at December 31, 1997 and 1996, respectively, are due from such programs.

     There can be no assurance that the Budget Act or future healthcare legislation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

22. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     In 1996, Unison incurred operating losses and shortfalls of cash from operations. The Company also announced the planned disposition of eight nursing facilities whose performance did not meet Unison's operational or financial criteria (Note 4). Of these Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, Unison evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with SFAS No. 121. In 1997, the Company continued to incur operating losses and cash shortfalls from operations and identified additional facilities for disposition. In addition, in 1998, Unison filed for reorganization under Chapter 11 (Note 2). Accordingly, the Company reevaluated its long-lived assets for impairment.

     To evaluate assets for impairment, Unison estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of Unison's long-lived assets exceeded such undiscounted cash flows. Unison then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining weighted average useful lives of the assets, earnings history, and a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value. Unison determined that the fair value of certain facilities was less than their carrying value and estimated the costs to sublease and exit from the Disposition Facilities (Note 4). Accordingly, Unison recorded impairment losses and other charges of $27,185 in 1997 and $3,865 in 1996 in the accompanying consolidated statements of operations.

23. LITIGATION

          Various suits and claims arising in the ordinary course of business are pending against the Company. Management believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

          Unison and certain of its current and former directors and officers are named as defendants in seven consolidated securities class action lawsuits in United States District Court in Phoenix, Arizona (the "Federal Action"), and a securities class action lawsuit pending in California Superior Court (the "State Action") (collectively, the "Actions"). The Actions arise following Unison's announcement in March 1997 that it would be restating its financial statements for the nine-month period ended September 30, 1996. A consolidated amended class action complaint in the Federal Action was filed on January 6, 1998. While the purported class periods and named defendants vary, the broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the IPO) to May 30, 1997 (when Unison announced the amount of the restatement for the first nine months of 1996). The Federal and State Actions assert that Unison made material misrepresentations regarding its ability to accurately report financial information and made material misstatements in reporting such information. This proceeding is stayed as a result of the Chapter 11 proceedings. Management believes that the costs of the ultimate disposition of these matters will be substantially covered by insurance.

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


                                                  ERNST & YOUNG LLP


Phoenix, Arizona
April 10, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of BritWill HealthCare Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BritWill HealthCare Company and its subsidiaries at June 30, 1995, and the results of their operations and their cash flows for the six month period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
November 8, 1995

                          BRITWILL HEALTHCARE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                                         JUNE 30,
                                                                                           1995
                                                                                        -----------
                                                ASSETS
Current assets:
     Cash and cash equivalents........................................................  $   858,606
     Accounts receivable, less allowance for doubtful accounts of $790,867............    7,599,464
     Due from third party payors, net.................................................    2,290,066
     Inventories......................................................................      442,033
     Due from affiliates..............................................................      512,594
     Prepaid expenses.................................................................      486,874
     Other receivables................................................................       31,151
     Security deposits................................................................      637,517
     Restricted cash..................................................................       45,000
                                                                                        -----------
          Total current assets........................................................   12,903,305
Furniture, fixtures and equipment, net................................................    2,210,682
Other assets, net.....................................................................    6,827,126
Deferred charges, net.................................................................      537,321
Security deposits.....................................................................    2,237,944
                                                                                        -----------
          Total assets................................................................  $24,716,378
                                                                                        ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................................  $ 5,133,964
     Accrued expenses.................................................................    7,002,347
     Notes payable due affiliates.....................................................      528,230
     Income taxes payable.............................................................       92,126
                                                                                        -----------
          Total current liabilities...................................................   12,756,667
Revolving line of credit..............................................................    1,672,577
Subordinated long-term debt due affiliates............................................    8,488,465
Other long-term debt..................................................................       48,183
                                                                                        -----------
          Total liabilities...........................................................   22,965,892
                                                                                        -----------
Commitments and contingencies
Shareholders' equity:
     Common stock, $1.00 par value; authorized 1,000,000 shares; 424,050 issued and
          outstanding.................................................................      424,050
     Additional paid-in capital.......................................................    4,714,469
     Treasury stock, 54,650 shares, at par............................................      (54,650)
     Accumulated deficit..............................................................   (3,333,383)
                                                                                        -----------
          Total shareholders' equity..................................................    1,750,486
                                                                                        -----------
          Total liabilities and shareholders' equity..................................  $24,716,378
                                                                                        ===========

        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                           One Month
                                                                        Six Months                            Ended
                                                                      Ended June 30,                        July 31,
                                                                           1995                               1995
                                                                      _______________                    ________________

Revenues:
 Patient care services, net                                              $32,723,297                            $5,655,071
 Management fee from related parties                                          40,430                                    __
 Other income                                                                228,426                               207,270
                                                                         ___________                       _______________
  Total revenues                                                          32,992,153                             5,862,341
                                                                         ___________                            __________
Expenses:
 Salaries and contract labor                                              19,812,601                             3,467,433
 Rent                                                                      4,448,134                               775,136
 Supplies                                                                  4,134,207                               716,037
 General and administrative                                                3,255,917                               614,191
 Depreciation and amortization                                               500,682                                90,803
 Bad debt                                                                     21,442                                48,631
 Other                                                                        10,731                               121,900
                                                                        ____________                            __________
  Total expenses                                                          32,183,714                             5,834,131
                                                                        ____________                            __________
 Income from operations                                                      808,439                                28,210
 Interest income (expense):
  Interest income                                                            109,309                                 3,878
  Interest expense                                                          (226,587)                             (105,127)
  Related party interest expense                                            (485,265)                              (88,977)
                                                                        ____________                           ____________
 Income (loss) before income taxes                                           205,896                              (162,016)
 Provision for income taxes                                                   26,000                                 4,500
                                                                        ____________                            ___________
 Net income (loss)                                                          $179,896                             $(166,516)
                                                                        ____________                            ___________
                                                                        ____________                            ___________

        See accompanying notes to the consolidated financial statements.

                          BRITWELL HEALTHCARE COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1995



                                         Common Stock        Additional     Treasury Stock
                                        ---------------       Paid-in       --------------     Accumulated
                                        Shares   Amount       Capital      Shares   Amount       Deficit         Total
                                        ------   ------      ----------    ------   ------     -----------       -----


Balance, December 31, 1994............. 421,050  $421,050    $4,705,540    42,600   $(42,600)  $(3,448,992)      $1,634,998
Common stock issued....................   3,000     3,000        (2,250)      --         --            --               750
Employee receivable due to
   common stock issued.................      --        --          (750)      --         --            --              (750)
Purchase of shares due to employee
   terminations........................      --        --         11,929   12,050    (12,050)      (64,287)         (64,408)
Net income.............................      --        --             --       --         --       179,896          179,896
                                        -------   --------      --------    -----   --------     ---------       ----------
Balance, June 30, 1995................. 424,050   $424,050    $4,714,469   54,650   $(54,650)  $(3,333,383)      $1,750,486
                                        =======   ========    ==========   ======   ========   ===========       ==========



See accompanying notes to the consolidated financial statement

                          BRITWILL HEALTHCARE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       SIX MONTHS
                                                                                                          ENDED          ONE MONTH
                                                                                                        JUNE 30,           ENDED
                                                                                                          1995         JULY 31, 1995
                                                                                                       -----------     -------------
Cash flows from operating activities:
     Net income (loss)...............................................................................  $   179,896     $  (166,516)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization..............................................................      574,065          90,803
          Increase in accounts receivable............................................................     (743,748)       (100,036)
          (Increase) decrease in amounts due from third party payors.................................   (1,140,747)        895,801
          Increase in inventories....................................................................       (8,550)             --
          Increase in due from affiliates............................................................     (143,360)             --
          Increase in prepaid expenses...............................................................      (86,567)        (19,097)
          Increase in other receivables..............................................................      (12,320)         (1,047)
          (Increase) decrease in other assets and deferred charges...................................     (173,037)         67,370
          (Increase) decrease in security deposits...................................................          883         (13,119)
          Decrease in accounts payable...............................................................   (1,115,972)     (1,604,192)
          Increase in accrued expenses...............................................................    3,506,897          90,725
          Increase (decrease) in income taxes payable................................................       39,230         (19,749)
                                                                                                       -----------     ------------
          Net cash provided by (used in) operating activities........................................      876,670        (779,057)
                                                                                                       -----------     ------------
Cash flows from investing activities:
     Purchase of furniture and equipment.............................................................     (485,009)       (136,997)
     Construction in progress........................................................................     (436,169)             --
                                                                                                       -----------     -----------
          Net cash used in investing activities......................................................     (921,178)       (136,997)
                                                                                                       -----------     -----------
Cash flows from financing activities:
     Proceeds from revolving line of credit..........................................................    1,672,577       1,082,377
     Payments on notes payable and long-term debt....................................................   (1,754,875)       (117,894)
     Receipt of restricted cash......................................................................      600,000              --
     Payment for debt issuance costs.................................................................     (111,059)             --
     Repurchase of shares............................................................................      (64,408)             --
                                                                                                       -----------     -----------
          Net cash provided by financing activities..................................................      342,235         964,483
                                                                                                       -----------     -----------
Net increase in cash and cash equivalents............................................................      297,727          48,429
Cash and cash equivalents at beginning of period.....................................................      560,879         858,606
                                                                                                       -----------     -----------
Cash and cash equivalents at end of period...........................................................  $   858,606     $   907,035
                                                                                                       ===========     ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest...................................................................................     $296,562         $82,069
          Income taxes...............................................................................           --              --


        See accompanying notes to the consolidated financial statements.

                          BRITWILL HEALTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF BUSINESS

     BritWill HealthCare Company (the "Company") was organized as a Delaware corporation on August 5, 1992. The Company leases and manages long-term care facilities located throughout Texas and Indiana. The Company commenced operations on December 24, 1992. At that time, BritWill Investments -- Indiana LP (BI-Indy), an affiliate of the Company, managed thirteen long-term care facilities owned by Cloverleaf Enterprises, Inc. Such facilities were leased and operated by Sherwood Healthcare Corp. (Sherwood) and Cedar Care, Inc. (Cedar Care). Under the terms of a management agreement, BI-Indy exercised its options to acquire nine of these facilities and acquire the leasehold rights to the remaining four facilities from Cloverleaf Enterprises, Inc. Concurrently, the nine facilities were sold by BI-Indy to Omega Healthcare Investors, Inc. (Omega) and leased back under a "Master Lease" agreement by BritWill Investments -- I(BI-1), a subsidiary of the Company. The leasehold rights to the four facilities were contributed to BI-1 by BI-Indy. Further, BI-Indy assigned the two management agreements for these thirteen facilities to BI-1.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of BI-1 and BI-2. The financial statements include the accounts of Cedar Care and Sherwood. Although the Company has no ownership interest in Cedar Care or Sherwood, these companies are consolidated because the Company has unilateral and perpetual control over the assets and operations of these companies due to the management agreements. Under these management agreements, managerial control and operating proceeds have been transferred directly to BI-1. Fees under the management agreements are based upon the revenues of Cedar Care and Sherwood from the facilities, such that all net income of Cedar Care and Sherwood is paid to BI-1. All significant intercompany accounts and transactions have been eliminated.

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

     The following table summarizes the approximate percent of net patient revenues and accounts receivable from such payors:

                                                              Accounts
                                  Net Revenue                 Receivable
                                 ------------                 ----------
                          Six months      One month
                           June 30,        July 31,             June 30,
                             1995            1995                 1995
                          ----------      ---------             -------
Medicaid................     53.7%          53.9%                62.8%
Medicare................     28.6           28.6                 25.4
Private.................     16.0           15.9                  7.9
Other...................      1.7            1.6                  3.9
                            -----          -----                -----
                            100.0%         100.0%               100.0%
                            =====          =====                =====

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

Deferred charges

     Deferred charges consist of costs incurred to acquire leases to the long-term care facilities, which are amortized on the straight-line method over the term of the lease. Amortization expense was $38,366 and $6,436 for the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

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

Interim financial data

     The following table sets forth summarized results of operations for BritWill for the periods indicated:

                                                      Seven Months
                                                         Ended
                                                        July 31,
                                               --------------------------
                                                  1994            1995
                                               -----------    -----------
                                               (Unaudited)
     Total revenues........................... $29,857,000    $38,854,000
     Income (loss) from operations............  (1,365,000)       836,000
     Income (loss) before income taxes........  (1,886,000)        44,000
     Net income (loss)........................  (1,912,000)        13,000

3. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists of the following:

                                                               June 30,
                                                                 1995
                                                              ----------
     Furniture and fixtures ................................  $1,476,780
     Leasehold improvements................................      504,952
     Construction in progress...............................     649,765
     Land...................................................      55,904
                                                              ----------
                                                              $2,687,401
     Less accumulated depreciation..........................    (476,719)
                                                              ----------
                                                              $2,210,682
                                                              ==========

     Depreciation expense was $109,712 and $23,468 for the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

4. OTHER ASSETS

     Other assets consist of the following:

                                                               June 30,
                                                                 1995
                                                              -----------
     Leasehold rights -- BI-Indy ...........................  $ 4,103,338
     Leasehold rights -- BI-TX .............................    3,331,547
     Deferred financing costs .............................     1,131,224
                                                              -----------
                                                                8,566,109
     Less accumulated amortization..........................   (1,738,983)
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

     Other deferred financing costs include additional acquisition costs and debt closing costs which are being amortized to interest expense over periods of three to ten years. The total amount charged to interest expense was $83,483 and $13,446 for the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     Total amortization expense relating to these assets was $352,604 and $60,934 for the six months ended June 30, 1995 and the one month ended July, 31, 1995, respectively.

5.   SECURITY DEPOSIT

     Security deposits consist of the following:

                                                       JUNE 30,
                                                         1995
                                                      ----------
Lease deposit -- BI-Indy ...........................  $1,335,000
Liquidity deposit -- BI-TX .........................   1,400,000
Other deposits .....................................     140,461
                                                      ----------
                                                       2,875,461
Less current portion ...............................    (637,517)
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

     In connection with the Texas transaction discussed in Note 1, BI-TX advanced BI-2 $1,400,000. This advance, as described in Note 7, matures in December 2003 and is classified as a long-term liability. These funds were used as a liquidity deposit with OMEGA (the "lessor") and are currently invested by the lessor on behalf of the Company and bear interest at 5.25% to 6.0%. The underlying note between BI-2 and BI-TX has interest payable at the same term as the interest earned on the security deposit. A portion of this deposit, $500,000, has been classified as current as the terms of the Texas master lease allow for the use of a letter of credit in place of a security deposit. The Company has a $500,000 letter of credit available through a third party.

     Other deposits, primarily lease and utility, have been classified as current at June 30, 1995. Due to the subsequent event described in Note 12, the Dallas, Texas operations of the Company will be relocated to Phoenix, Arizona by March 1996.

6.   ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                            June 30,
                                                              1995
                                                           ----------
   Amounts due Medicaid--Indiana.........................   $3,741,188
   Accrued salaries and benefits.........................    1,205,922
   Payroll withholding taxes.............................      481,522
   Ancillary expense.....................................      620,142
   Property taxes........................................      396,700
   Rent..................................................      245,547
   Other.................................................      311,326
                                                           -----------
                                                            $7,002,347
                                                           ===========

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

7. NOTES PAYABLE AND LONG-TERM DEBT

   Subordinated notes payable and long-term debt consist of the following:

                                                            June 30,
                                                              1995
                                                           ----------
   Subordinated notes payable to an affiliate, secured
     by a $1,400,000 liquidity deposit bearing interest
     at 5.2% to 12.0%, due January 1995 through December
     2003 payable quarterly..............................  $ 8,776,782

   Note payable to bank, bearing interest at prime plus
     2.0% payable monthly, due October 1998..............       48,183

   Subordinated notes payable to third party, bearing
     interest at 10.0% payable monthly, due August 1998..      239,913

   Revolving line of credit advances bearing interest
     at the commercial paper 30 day weighted average
     rate plus 4.25% payable monthly.....................    1,672,577
                                                           -----------
                                                            10,737,455
   Less current portion................................. .    (528,230)
                                                           -----------
                                                           $10,209,225
                                                           ===========


   The maturities of long-term debt are as follows:


   Year ending December 31,
   1995..................................................  $ 1,280,741
   1996..................................................      831,918
   1997..................................................      254,049
   1998..................................................    2,496,647
   1999..................................................      286,349
   Thereafter............................................    5,670,051
                                                           -----------
                                                           $10,819,755
                                                           ===========

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

8.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                             Six Months     One Month
                                              June 30,       July 31,
                                                1995           1995
                                             ----------     ---------
Current:
  Federal.................................   $    --        $   --
  State and local.........................    26,000         4,500
                                             -------        ------
                                              26,000         4,500

Deferred:
  Federal.................................        --            --
                                             -------        ------
                                             $26,000        $4,500
                                             =======        ======

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory income tax rate to income before income taxes is as follows:

                                             Six Months     One Month
                                              June 30,       July 31,
                                                1995           1995
                                             ----------     ---------
Income taxes computed at statutory U.S.
  federal income tax rates................   $  70,005      $(55,080)
Limitation on (utilization of) NOL........    (101,239)       50,080
State and local income taxes..............      26,000         4,500
Permanent differences.....................      31,234         5,000
                                             ---------      --------
                                             $  26,000      $  4,500
                                             =========      ========


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

     The components of the Company's net deferred tax assets and liabilities were as follows:

                                                            June 30,
                                                              1995
                                                            --------
Deferred tax assets:
  Vacation accrual......................................    $  (107,086)
  Net operating loss carry forward......................     (1,034,568)
  Capital leases........................................       (880,088)
  Leasehold rights......................................        (55,191)
  Allowance for bad debts...............................       (292,621)
                                                            -----------
     Gross deferred tax assets..........................     (2,369,554)
Valuation allowance.....................................      2,369,554
                                                            -----------
Net deferred tax assets.................................             --
Deferred tax liabilities................................             --
                                                            -----------
Net deferred tax liabilities............................    $        --
                                                            ===========

9. LEASES

     The Company has noncancelable operating leases on substantially all of its buildings and equipment which expire at various dates through the year 2003. BI-1 and BI-2 lease sixteen facilities from Omega under the "Master Lease" and "Texas Master Lease" Agreements.

     The approximate future minimum rental commitments at December 31, 1994 under the operating leases are as follows:


            1995 .................................... $ 8,098,047
            1996 ....................................   7,804,644
            1997 ....................................   7,886,491
            1998 ....................................   7,901,301
            1999 ....................................   7,910,753
            Thereafter ..............................  35,869,739
                                                      -----------
                                                      $75,470,975
                                                      ===========

     Rent expense under operating leases was $4,448,134 and $750,636 during the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     The lease terms are generally from eight to ten years with two or three five-year renewal options. Minimum rentals increase annually based upon the greater of 5.0% of incremental revenues or the Consumer Price Index, but limited to a maximum annual increase of 3.5%. Upon exercise of renewal option, the rental payments continue in the same fashion as the original lease. The Company and certain affiliated entities have options to purchase certain properties at various times at prices determined by a specified formula. The Company and its subsidiaries have guaranteed performance on the mortgages and lease payments to Omega as discussed in Note 1 totaling $35,500,000 at December 31, 1994.

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

     In December 1992, certain affiliates of a director of the Company loaned the Company $400,000; and Whitehead Family Investments (WFI), a related party, loaned the Company $2,075,000 which, combined with the director loan, is recorded as subordinated long-term debt. The loans are subordinate to the lease obligations on the Company's Indiana facilities. Interest expense on the loans totaled $148,500 and $28,875 for the six months ended June 30, 1995 and one month ended July 31, 1995, respectively. In addition, the lenders are entitled to a minimum quarterly bonus. The expense for this bonus agreement totaled $20,000 for the six months ended June 30, 1995 and $3,333 for the one month ended July 31, 1995.

     On December 23, 1993, an officer of the Company, loaned the Company $70,000, at 12.0% annual interest, for working capital. The loan renewed a $60,000 loan issued on October 23, 1993. At December 31, 1994, the outstanding principal balance amounted to $49,000. Such principal balance was repaid in 1995.

     In December 1993, the Company entered into a transaction with BI-TX in which BI-TX contributed $2,800,000 of leasehold rights and $510,000 of working capital to the Company in exchange for a note payable of $3,310,000. The outstanding principal balance totaled $2,901,782 at June 30, 1995. Interest expense on this loan amounted to approximately $121,365 and $31,943 for the six months ended June 30, 1995 and for the one month ended July 31, 1995, respectively.

     In December 1994, certain affiliates of a director of the Company loaned the Company $1,500,000 at 12.0% annual interest. A portion of the loan, $500,000, represents a renewal of a $250,000 loan issued on December 1, 1994. Interest expense on these loans amounted to approximately $85,562 for the six months ended June 30, 1995 and $15,068 for the one month ended July 31, 1995.

     On June 1, 1994, the Company renewed a $600,000 note payable (in addition to the above mentioned note) to WFI for working capital at an annual interest rate of 12.0%. The note was renewed from a loan of the same amount issued on June 1, 1993. Interest expense on these loans amounted to $36,000 and $6,000 for the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

     The Company manages nursing homes owned by an affiliate. Management fee revenues charged the affiliate totaled $40,430 and $0 during the six months ended June 30, 1995 and the one month ended July 31, 1995, respectively.

                                                                     SCHEDULE II

                         UNISON HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                     ADDITIONS
                                                              ------------------------
                                                              CHARGED
                                              BALANCE AT      TO COSTS        CHARGED                         BALANCE AT
                                              BEGINNING         AND           TO OTHER                          END OF
DESCRIPTION                                   OF PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS         PERIOD
                                              ----------      --------        --------       ----------       ----------
Year ended December 31, 1995
     Allowance for doubtful accounts........      $290            $29            $801(1)       $(337)(2)          $783

Year ended December 31, 1996
     Allowance for doubtful accounts........      $783         $2,742            $672(3)       $(420)(2)        $3,776

Year ended December 31, 1997
     Allowance for doubtful accounts........    $3,776         $2,039          $1,967(4)       $(359)(2)        $7,423

------------------
(1) Represents the allowance for doubtful accounts recorded by BritWill at July 31, 1995.
(2)  Uncollectible accounts written off, net of recoveries.
(3) Represents the allowance for doubtful accounts recorded by Signature at October 31, 1996.
(4) Included in impairment losses and other charges in the consolidated statement of operations.

                                                                 SCHEDULE II

                          BRITWILL HEALTHCARE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                       ADDITIONS
                                   ------------------
                                   CHARGED
                       BALANCE AT  TO COSTS  CHARGED                BALANCE AT
                       BEGINNING     AND     TO OTHER                  END OF
DESCRIPTION            OF PERIOD   EXPENSES  ACCOUNTS  DEDUCTIONS      PERIOD
                       ----------  --------  --------  ----------   ----------
Six months ended
  June 30, 1995
  Allowance for
    uncollectible
    accounts.......... $(997,246)   $(21,442)      --   $227,821(1)  $(790,867)
One month ended
  July 31, 1995
  Allowance for
    uncollectible
    accounts.......... $(790,867)   $(48,631)      --   $ 38,724(1)  $(800,774)

--------------
(1) Uncollectible accounts written off, net of recoveries.

                               Index to Exhibits


Exhibit no.                       Description
-----------                       -----------

      2 Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to Exhibit
            99.1 to Form 8-K filed on August 13, 1998)

      2.1 Disclosure Statement in Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 and Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998.

      3.1 Restated Certificate of Incorporation of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      3.2 Amendment to Restated Certificate of Incorporation of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      3.3 Bylaws of Unison HealthCare Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      4.1   Specimen 12-1/4% Senior Note due 2006 (incorporated by reference to
            Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.2 Securities Purchase Agreement dated as of October 28, 1996 between Unison HealthCare Corporation and the Initial Purchasers of its 12-1/4% Senior Notes due 2006 (incorporated by reference to Exhibit
            4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.3 Indenture dated as of October 31, 1996 among Unison HealthCare Corporation, the Guarantors and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.3.1 Supplement No. 1 dated as of February 1, 1997 to Indenture dated as of October 28, 1996 (incorporated by reference to Exhibit 4.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.4 Senior Note Registration Rights Agreement dated as of October 31, 1996 among Unison HealthCare Corporation, the Guarantors and the Initial Purchasers of its 12-1/4% Senior Notes due 2006 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.5 Securities Purchase Agreement dated as of November 24, 1997 between Unison HealthCare Corporation and the Initial Purchasers of its 13% Senior Notes due 1999

      4.6 Indenture dated as of December 1, 1997 among Unison HealthCare Corporation, the Guarantors and IBJ Schroder Bank & Trust Company, as Trustee

      4.7 Senior Note Registration Rights Agreement dated as of December 1, 1997 among Unison HealthCare Corporation, the Guarantors and the Initial Purchasers of its 13% Senior Notes due 1999

      10 Second Amended and Restated Purchase and Sale Agreement among Unison HealthCare Corporation and Whitehead Family Investments, Ltd., as amended (incorporated by reference to Exhibit 2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.1 Modification Agreement dated April 15, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.2 Modification Agreement dated August 28, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit 2.1.1 to the Registration Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)

      10.3 Purchase and Sale Agreement effective as of February 1, 1996 by and among Unison HealthCare Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit
            2.1 to the Form 8-K filed on April 12, 1996)

      10.4 Agreement for Purchase of Shares as of November 24, 1996, among Unison HealthCare Corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit 2.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.5 Agreement and Plan of Merger among Unison HealthCare Corporation, Signature Health Care Corporation, David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

      10.6 Amendment to Agreement and Plan of Merger among Union HealthCare Corporation, Signature Health Care Corporation, David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1996)

      10.7 Agreement and Plan of Merger among Unison HealthCare Corporation, Arkansas, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

      10.8 Agreement and Plan of Merger among Unison HealthCare Corporation, Cornerstone Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

      10.9 Agreement and Plan of Merger among Unison HealthCare Corporation, Douglas Manor, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

      10.10 Agreement and Plan of Merger among Unison HealthCare Corporation, Safford Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

      10.11 Amendment to Agreements and Plans of Merger among Unison HealthCare Corporation, Arkansas, Inc., Cornerstone Care, Inc., Douglas Manor, Inc., Safford Care, Inc., David A. Kremser and John D. Filkoski (incorporated by reference to Exhibit 2.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.12 Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American Professional Holding, Inc., a Utah corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996)

      10.13 First Amendment to Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Labco Acquisition Co., a Delaware corporation, and American Professional Holding, Inc., a Utah corporation (incorporated by reference to Exhibit 2.8.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)

      10.14 Agreement and Plan of Merger among Unison HealthCare Corporation, a Delaware corporation, Memphis Acquisition Co., a Delaware corporation, and Memphis Clinical Laboratory, Inc., a Tennessee corporation (incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996)

      10.15 Stock Purchase Agreement among Unison HealthCare Corporation, Linda Redwine, David A. Kremser and John D. Filkoski (incorporated by reference to the Company's Current Report on Form 8-K dated October 10, 1996)

      10.16 Contingent Payment Agreement dated April 15, 1996 among Unison HealthCare Corporation, BritWill HealthCare Company and Bruce H. Whitehead (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1995)

      10.17 Example of Stock Pledge Agreement of certain officers and the Former Shareholders of BritWill (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.18 Employment and Non-Competition Agreement of L. Robert Oberfield (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.19 Shareholders Agreement dated May 15, 1995, among Quest Pharmacies, Inc., the Company and L. Robert Oberfield (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.20 Unison HealthCare Corporation 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.21 Agreements between the Company and Trouver Capital Partners, L.P. dated March 16, 1992 and July 10, 1995 (incorporated by reference to
            Exhibit 10.18 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.22 Agreement between BritWill and Trouver Capital Partners, L.P. dated September 15, 1992, as amended (incorporated by reference to Exhibit
            10.19 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.23 Master Lease between BritWill -- I and Omega, dated as of November 1, 1992, for Capital Care HealthCare Center, Cedar Crest HealthCare Center (Wellington Manor), English Estates (Kingsbury Rehabilitation and HealthCare Center), Lockerbie HealthCare Center, Parkview Manor and Sunset Manor (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.24 Agreement of Acquisition and Lease between BritWill and Omega, dated as of November 1, 1992 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.25 Leasehold Mortgage between BritWill -- I and Omega, dated November 1, 1992 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.26 Loan Agreement (Texas Facilities) between BritWill Investments -- Texas and Omega, dated April 1, 1993 (incorporated by reference to
            Exhibit 10.23 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.27 Loan Agreement between BritWill Investments -- Texas and Omega, dated November 30, 1993 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.28 BritWill Master Guaranty between BritWill and Omega, dated November 30, 1993 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.29 Letter of Credit Agreement between BritWill Investments -- II and Omega, dated November 30, 1993 (incorporated by reference to Exhibit
            10.27 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.30 Master Lease between BritWill -- II and Omega, dated as of November 30, 1993 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.31 Agreement Regarding Financial Covenants Compliance and Amendment Agreement among BritWill and Omega, dated December 13, 1994 (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.32 Master Lease between BritWill -- II and Omega, dated December 12, 1994 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.33 Amendment Agreement between the Company and Omega, dated August 10, 1995 (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.34 Unison Master Guaranty to Omega, dated August 10, 1995 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.35 Letter Agreement among Unison HealthCare Corporation, Bruce H. Whitehead and Omega dated October 31, 1996 (incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.36 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $1,081,548.39, dated November, 1993 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.37 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $500,000, dated November, 1993 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.38 Unsecured Promissory Note of BritWill -- II to BritWill Investments -- Texas in the amount of $660,000, dated November, 1993 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.39 Lease Contract and Agreement between BritWill Investments -- Texas, as Lessor and BritWill -- II, as Lessee, dated December 1, 1993, for Four States Care Center, Heritage Plaza Nursing Center, Pine Haven Care Center, Reunion Plaza Senior Care and Retirement Center and Texarkana Nursing Center (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.40 Leases for Center (aka Pine Grove Care Center) and Waxahachie (aka Pleasant Manor Living Center) with BritWill Investments -- Texas (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 filed on October 2, 1995, File No. 33-97662)

      10.41 Lease for Marshall Manor Nursing Home (Alabama) (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.42 Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit 10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.43 Lease for Boonville Convalescent Center (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.44 Sublease for Holiday Manor (incorporated by reference to Exhibit
            10.63 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.45 Lease for Owensville Convalescent Center (incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.46 Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.47 Lease for Bonner Health Center, dated February 1, 1995 (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.48 Lease for Oswego Manor, dated March 2, 1994 (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.49 Lease for SunCrest HealthCare Center, dated September 14, 1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.50 Lease for Green Acres Nursing Home, dated August 30, 1995 (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.51 Lease for Hemphill Care Center, dated September 1, 1994 (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.52 Lease for Nightingale West Nursing Home, dated August 24, 1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.53 Sublease for Twin Pines of Lewisville, dated September 8, 1995 (incorporated by reference to Exhibit 10.91 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)

      10.54 Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister Healthcare, Inc. and BritWill Investments-II, Inc. (incorporated by reference to Exhibit 10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.55 Loan and Security Agreement dated February 16, 1996 by and between Unison HealthCare Corporation, SunQuest SPC, Inc., BritWill HealthCare Company, BritWill Investments-I, Inc., BritWill Funding Corporation, BritWill Investments-II, Inc., Emory Care Center, Inc., Cedar Care, Inc., Sherwood Healthcare Corp. (collectively as borrowers) and HealthPartners Funding, L.P. (as lender) (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.56 Letter Agreement dated October 4, 1996 between HealthPartners Funding, L.P. and Unison HealthCare Corporation (incorporated by reference to Exhibit 10.97.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on October 11, 1996, File No. 333-12263)

      10.57 Security Agreement effective as of February 1, 1996 by and among Unison HealthCare Corporation, a Delaware corporation, Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash (incorporated by reference to Exhibit
            10.1 to the Form 8-K filed on April 12, 1996)

      10.58 Master Lease Agreement dated June 4, 1996 between Unison HealthCare Corporation and LINC Anthem Corporation (incorporated by reference to Exhibit 10.111 to the Registration Statement on Form S-4 filed on September 18, 1996, File No. 333-12263)

      10.59 Form of Promissory Notes dated March 17, 1997, to former Signature shareholders in partial payment of Equity Adjustment Amount (incorporated by reference to Exhibit 10.112 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.60 Services Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to
            Exhibit 10.113 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.61 Indemnification Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to
            Exhibit 10.114 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.62 Tolling Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to Exhibit 10.115 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.63 Stock Option Agreement dated as of March 31, 1997, between the Registrant and David A. Kremser (incorporated by reference to
            Exhibit 10.116 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.64 Form of Loan and Security Agreement dated as of April 21, 1997 among the Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit
            10.117.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.65 Form of Stock Pledge Agreement dated as of April 21, 1997 among the Registrant, Elk Meadows Investments, L.L.C. and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit 10.117.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1996)

      10.66 Promissory Note dated September 25, 1997 in the amount of $500,000 between Elk Meadows Investments, L.L.C. and Unison HealthCare Corporation.

    10.66.1 Promissory Note dated September 25, 1997 in the amount of $500,000 between BritWill Investments Company, Ltd. and Unison HealthCare Corporation.

    10.67 Asset Purchase Agreement dated as of December 20, 1996, among Sunbelt Therapy Management Services, Inc., Spine Rehabilitation and Physical Therapy Center, Inc. and Douglas L. Bates (incorporated by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.68 Master Lease Agreement dated November 25, 1996, between Unison HealthCare Corporation and Pacific Financial Company, relating to computer equipment and software (incorporated by reference to Exhibit 10.119 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.69 Form of sublease agreement dated as of March 1, 1997, between BritWill Investments-II, Inc. and Hasmark East Ltd., relating to Four States Care Center, Green Acres, Heritage Oaks and Texarkana Nursing Center (incorporated by reference to Exhibit 10.120 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1996)

    10.70 Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Arkansas, Inc. (incorporated by reference to Exhibit 10.121 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)

    10.71 Lease dated as of June 13, 1995, between AHP of Colorado, Inc. and Cornerstone Care, Inc. (incorporated by reference to Exhibit 10.122 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)

    10.72 Lease dated as of July 28, 1995, between American Health Properties of Arizona, Inc. and Safford Care, Inc. (incorporated by reference to Exhibit 10.123 to the Registration Statement on Form S-4 filed on July 3, 1997, File No. 333-30793)

    10.73 Lease dated as of July 28, 1995, between American Health Properties of Arizona, Inc. and Douglas Manor, Inc. (incorporated by reference to Exhibit 10.124 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.74 Promissory Note and related Mortgage dated March 30, 1994 in the original principal amount of $19.1 million between Signature Health Care, Inc. and National Health Investors, Inc. (incorporated by reference to Exhibit 10.125 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.75 Lease dated as of December 1, 1990 between Health Care Reit, Inc. and The Arbors Health Care Center Inc. (incorporated by reference to
            Exhibit 10.126 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.76 Employment agreement of Michael A. Jeffries (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997)

    10.77   Employment agreement of Clayton Kloehr, dated July 1, 1997

    10.78   Employment agreement of Terry Troxell, dated November 15, 1997

    10.79   Employment agreement of Nir E. Margalit, dated December 31, 1997

    10.80   Employment agreement of Jimmy L. Fields, dated April 1, 1998

    11 Unison HealthCare Corporation Statement Re: Computation of Per Share Earnings

    21 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1996)

    27      Financial Data Schedule (included only in the EDGAR filing)

----------