Form 10-Q
period 1998-03-31
UNISON HEALTHCARE CORP
filed 1998-12-31
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________.

                         Commission file number 0-27374

                          UNISON HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     86-0684011
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                          15300 N. 90th St., Suite 100
                              Scottsdale, AZ 85260
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (602) 423-1954
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     The Company currently is involved in bankruptcy proceedings, and a plan of reorganization and disclosure statement was submitted to the court. However, the plan has not been confirmed, and at this time no securities have been distributed under the plan. It is anticipated that the plan will be confirmed during the first quarter of 1999.

     As of December 1, 1998 there were 6,422,096 shares of $0.001 par value common stock outstanding.

================================================================================

                          UNISON HEALTHCARE CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997............................................     3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 1998 and 1997................................     4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997................................     5

          Notes to Consolidated Financial Statements...................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................    17

ITEM 3.   Defaults Upon Senior Securities..............................    19

ITEM 6.   Exhibits and Reports on Form 8-K.............................    20

SIGNATURES.............................................................    22


NOTE:  Items 2, 4 and 5 of Part II are omitted because they are not applicable.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     March 31,    December 31,
                                                                       1998           1997
                                                                   -----------    ------------
                                                                   (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..................................   $   6,417       $   5,295
     Accounts receivable, net ...................................      34,871          32,855
     Prepaid expenses and other current assets ..................       8,471           7,768
                                                                    ---------       ---------
         Total current assets ...................................      49,759          45,918

Lease operating rights and other intangible assets, net .........      82,825          84,487
Property and equipment, net .....................................      25,450          25,588
Goodwill, net ...................................................      28,077          28,357
Security deposits and other assets ..............................       8,399           7,817
                                                                    ---------       ---------
                                                                    $ 194,510       $ 192,167
                                                                    =========       =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................   $   6,867       $   7,592
     Accrued expenses ...........................................      28,622          24,617
     Current portion of notes payable and long-term debt
        due to related parties ..................................      18,087          20,500
     Current portion of other notes payable and long-term debt ..     143,116         144,277
                                                                    ---------       ---------
         Total current liabilities ..............................     196,692         196,986
Liabilities subject to compromise ...............................       7,845              --
Notes payable and long-term debt, less current portion ..........       7,681           8,020
Deferred taxes ..................................................      16,013          16,013
Leasehold liability, net ........................................       4,199           4,246
Other liabilities ...............................................         933             936
                                                                    ---------       ---------
         Total liabilities ......................................     233,363         226,201
Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 shares authorized;
        6,422,096 shares issued and outstanding at March 31, 1998
        and December 31, 1997 ...................................           5               5
     Additional paid-in capital .................................      36,211          36,211
     Accumulated deficit ........................................     (75,069)        (70,250)
                                                                    ---------       ---------
         Net stockholders' equity ...............................     (38,853)        (34,034)
                                                                    ---------       ---------
                                                                    $ 194,510       $ 192,167
                                                                    =========       =========


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              ------------------------
                                                                                 1998          1997
                                                                              ----------    ----------
Total revenues ............................................................   $  54,677     $  55,735

Expenses:
    Wages and related .....................................................      27,976        29,578
    Other operating .......................................................      19,483        20,939
    Rent ..................................................................       3,964         4,253
    Interest (excludes contractual interest not accrued on prepetition debt
       of $75 in the three months ended March 31, 1998) ...................       5,800         4,658
    Depreciation and amortization .........................................       2,273         2,369
                                                                              ---------     ---------
       Total expenses .....................................................      59,496        61,797
                                                                              ---------     ---------
Loss before income taxes ..................................................      (4,819)       (6,062)
Income tax benefit ........................................................          --        (1,980)
                                                                              ---------     ---------
Net loss ..................................................................   $  (4,819)    $  (4,082)
                                                                              =========     =========

Net loss per share ........................................................   $   (0.75)    $   (0.66)

Common shares used in per share calculation ...............................       6,422         6,214


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  1998          1997
                                                               ----------    ----------
Net cash provided by operating activities (including
    changes in all operating assets and liabilities) .......   $   2,049     $      71
                                                               ---------     ---------
Investing activities:
    Purchase of equipment and leasehold improvements .......        (492)         (950)
    Increase in intangible assets ..........................          --          (151)
    Increase in lease deposits and other assets ............        (582)         (482)
    Acquisitions, net of cash acquired .....................          --          (592)
                                                               ---------     ---------
         Net cash used in investing activities .............      (1,074)       (2,175)
                                                               ---------     ---------
Financing activities:
    Net increase (decrease) in borrowings under revolving
       lines of credit .....................................         (93)        6,019
    Debt payments ..........................................      (1,219)      (13,048)
    Checks drawn in excess of bank balances ................       1,515          (494)
    Debt issue costs .......................................         (56)           --
    Other items ............................................          --          (411)
                                                               ---------     ---------
         Net cash provided by (used in) financing activities         147        (7,934)
                                                               ---------     ---------
Net increase (decrease) in cash ............................       1,122       (10,038)
Cash and cash equivalents at beginning of period ...........       5,295        17,409
                                                               ---------     ---------
Cash and cash equivalents at end of period .................   $   6,417     $   7,371
                                                               =========     =========
Supplemental disclosures:
Cash paid for:
    Interest ...............................................   $   1,031     $   2,208
    Income taxes ...........................................          --            40
Acquisition of leased facilities:
    Increase in assets .....................................          --           900
    Liabilities assumed and incurred .......................          --           308
Conversion of debentures into shares of common stock .......          --           800
Equipment purchased under capital leases ...................          --           576


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

     Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

     The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $264,000 and $249,000 for the three months ended March 31, 1998 and 1997, respectively. The allowance for doubtful accounts totaled $7.2 million at March 31, 1998 and $7.4 million at December 31, 1997.

2.   PLAN OF REORGANIZATION

     BANKRUPTCY PROCEEDINGS. On January 7, 1998, three of Unison's subsidiaries, BritWill Investments-I, Inc., BritWill Investments-II, Inc. and BritWill Indiana Partnership (the "BritWill Debtors"), with operations in Texas and Indiana, filed for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The Chapter 11 filings were necessitated by actions taken by Omega Healthcare Investors, Inc. ("Omega") to terminate or otherwise enforce the terms of its lease agreements with the Company. Unison, through its subsidiaries, leases 14 long-term care facilities from Omega under three master lease agreements. In addition, Unison leases six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas"), which are subject to a mortgage in favor of Omega (the "BritWill Texas Leases"). The BritWill Texas Leases contain cross-default provisions with the Omega leases. Unison is currently in payment and covenant default of the Omega leases and the BritWill Texas Leases. BritWill Texas is an affiliate of Bruce H. Whitehead, a major stockholder and creditor of Unison and, until May 29, 1998, Chairman of Unison's board of directors.

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

     On June 15, 1998, Unison concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, an amended plan of reorganization (the "Plan") was filed. In November 1998, the Company received the requisite number of Plan acceptances from its creditors and is awaiting confirmation of the Plan by the Bankruptcy court. The significant elements of the Plan are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Disclosure Statement and the Plan, which were attached to the Company's 1997 Annual Report on Form 10-K as Exhibit 2.1.

     LIABILITIES SUBJECT TO COMPROMISE. During the Chapter 11 process, Unison and its subsidiaries (the "Debtors") are operating their businesses and managing their properties as debtors-in-possession under authority of the Bankruptcy Code. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for reorganization under the federal bankruptcy laws are stayed while the Debtors are in bankruptcy. These claims are set forth in the March 31, 1998 balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property and equipment. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), interest on unsecured, prepetition obligations of the Debtors ceased to accrue on the filing date.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payables to vendors deemed essential to the continued operation of Unison's business ("Essential Vendor Claims") and employee wages and benefits.

     Liabilities of the BritWill Debtors that are subject to compromise consist of the following (in thousands):

          Notes payable and long-term debt ...........      $2,602
          Trade payables..............................       2,053
          Other.......................................       3,190
                                                            ------
                                                            $7,845
                                                            ======

3.   DISPOSITIONS

     As part of the Company's restructuring plans, the Company has identified long-term care facilities for disposition, which the Company believes will facilitate the restructuring. As part of these plans, the Company terminated the leases of 2 long-term care facilities during the first three months of 1998 and an additional ten facilities in subsequent months (the "Dispositions"). As of November 30, 1998, seven facilities representing 642 beds remain held for disposition (the "Disposition Facilities ). Of the seven Disposition Facilities, six are leased from Omega and, as part of the Plan, Omega will release the Company from its obligations related to these facilities. Unison also plans to sell Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to Unison facilities and to third parties. There can be no assurance that the Company's disposition plan as implemented will prove to be successful or that these dispositions have occurred or will occur on terms favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

4.   CONTINGENCIES

     Unison is a defendant in seven consolidated purported securities class action lawsuits pending in the United States District Court in Phoenix, Arizona (the "Federal Action"), and a purported securities class action lawsuit pending in California Superior Court (the "State Action") (collectively, the "Actions"). The Actions arise from the Company's announcement on March 11, 1997 that it would be restating its financial results for the nine-month period ended September 30, 1996. The Federal Action seeks damages for alleged violations of federal and Arizona securities laws; the State Action seeks damages for alleged violations of the California securities laws. The broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the Company's initial public offering) to May 30, 1997.

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety, assuming appropriate court approval and acceptance by members of the class. The settlement in principle calls for a cash payment by the Company's primary insurer and newly issued shares of Unison common stock or the post-bankruptcy equivalent value of such shares (i.e., under the Plan, existing equity holders will have their interests converted into warrants; under the proposed settlement, class members who receive Unison shares will receive the same prorated treatment). The parties have executed a Stipulation of Settlement that must be presented to the Bankruptcy Court and the District Court for approval. If the warrants do not meet certain Bankruptcy Court or Securities and Exchange Commission ("SEC") criteria, then all equity interest claims will be cancelled and terminated.

     The Company also is a party to several other lawsuits. See "Legal Proceedings".

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include, among others: delays in or inability to conclude transactions, including the contemplated restructuring; adverse actions which may be taken by creditors; the outcome of various bankruptcy proceedings; general economic and business conditions; competition; loss of customers; changes in applicable laws and regulations; availability, terms and deployment of capital in light of recent losses and cash flow shortfalls; cancellation of leases or contracts; demand fluctuations; adverse uninsured determinations in any existing or future litigation or regulatory proceedings; health care statutory or regulatory changes which disfavor the types of care delivered by the Company; reversal of the current limitations in the supply of long-term care facilities; and Year 2000 issues. Important factors which could cause results to vary also include the factors discussed in Unison's Annual Report on Form 10-K for the year ended December 31, 1997 in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

PLAN OF REORGANIZATION

     As described in the Company's 1997 Annual Report on Form 10-K, the operating results and financial condition of the Company have been negatively impacted by a number of factors, including cash flow difficulties, increased costs due to recent acquisitions, and rising litigation costs. The Company's cash flows from operations and its available capital have been insufficient to meet its current operating expenses, lease obligations and debt service requirements. Consequently, the Company currently is in breach and in default of the material terms of operating leases and debt instruments. It is expected that the Company will be unable to remedy the existing breaches and defaults. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain leases may be terminated and certain lenders currently have the right to foreclose on Company assets securing their indebtedness, which would include substantially all of the Company's operating assets. However, the exercise of these rights has been stayed as a result of the Company's bankruptcy filing. The Company is attempting to implement a plan of reorganization in an attempt to deal with these issues. See Note 2 of Notes to Consolidated Financial Statements.

     In June 1998, Unison reached an agreement in principle (the "Term Sheet") with respect to a restructuring of the Company's debt and equity with Omega and the Ad Hoc Committee. The Company also obtained a continuation of its accounts receivable-backed line of credit with HealthCare Financial Partners ("HCFP") in the amount of $11.0 million (the "HCFP DIP Loan") that is available to Unison for working capital needs during the Chapter 11 process. Unison did not at that time reach an agreement with Messrs. Kremser and Whitehead, shareholders and former directors to whom the Company has various debt obligations. The Term Sheet formed the basis for the Company's Plan of Reorganization, which was filed with the Bankruptcy Court on August 10, 1998. The Term Sheet expired on September 30, 1998. On October 16, 1998, Unison filed an amended Plan of Reorganization (the "Plan") with the Bankruptcy Court, which includes an agreement with Messrs. Kremser and Whitehead. The significant provisions of the Plan (as modified on November 17, 1998) are as follows. As used herein,

"Reorganized Unison" means the Company, as reorganized and reconstituted, pursuant to the Plan on the effective date of the Plan (the "Effective Date").

     * Omega has agreed to purchase seven facilities owned and operated by Unison for a purchase price of $38.2 million. Proceeds from the sale will be used to: (i) repay the mortgage note related to six of these facilities amounting to approximately $19 million (the "Mortgage Note"); (ii) pay off the balance of the HCFP DIP Loan; (iii) exercise the Company's option to purchase The Arbors Health Care Center in Arizona for approximately $3.2 million; and (iv) settle certain bankruptcy claims as provided for in the Plan and described below. The facilities will then be leased back to Unison (the "Signature Sale Leaseback"). Omega will receive closing costs, financing fees and reimbursement of expenses in the amount of $1.0 million. These facilities and ten other facilities currently leased from Omega and BritWill Texas will be combined into a single master lease (the "Master Lease"). Six leased facilities will be returned to Omega and three facilities that Unison disposed of in March 1997 via a sublease agreement will be excluded from the Master Lease. In consideration thereof, Omega will receive $2.0 million in cash, a seven-year, $3.0 million promissory note bearing interest at 7.0% and a guarantee to be executed by Unison and BritWill Investments-II, Inc. to supersede and replace all existing guarantees of BritWill Texas obligations. Unison will pay, in cash, all prepetition rent payments due to Omega in the amount of approximately $1.5 million.

     * In settlement of approximately $15.0 million of obligations, the Whitehead Affiliates will receive $541,000 in cash, an unsecured promissory note amounting to approximately $1.5 million and approximately 9.1% of the newly issued shares of common stock in Reorganized Unison (the "New Common Stock"). The promissory note will bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years. This treatment was contingent upon the Whitehead Affiliates voting to accept the Plan, which they did.

     * In settlement of approximately $5.6 million of obligations, the Kremser Affiliates will receive $541,000 in cash and a promissory note amounting to approximately $1.4 million. The promissory note will bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years. This treatment was contingent upon the Kremser Affiliates voting to accept the Plan, which they did.

     * Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), will be paid in cash. The Company estimates that the aggregate amount of Convenience Claims is approximately $692,000 and the Company will pay up to $600,000 to satisfy these claims. Essential Vendor Claims, defined in the Plan as payable to vendors deemed essential to the continued operation of Unison's business, will be paid in cash the lesser amount of the allowed claim or a pro rata portion of $4.4 million. The Company estimates that there will be approximately $1.0 million of Essential Vendor Claims on the effective date of the Plan (the "Effective Date"). Trade Unsecured Claims, defined in the Plan as payables to other trade vendors (with certain exclusions), will receive (a) in cash the lesser of (i) 35% of the allowed amount of the claim and (ii) a pro rata portion of $1.4 million, plus (b) approximately 0.11% of the shares of New Common Stock. The Company estimates that Trade Unsecured Claims will amount to approximately
          $3.4 million. All other general unsecured creditors, including the holders of the 12 1/4% Senior Notes and the 13% Senior Notes, will share PRO RATA in (i) approximately 90.8% of the shares of New Common Stock; and (ii) a new senior debt security (the "New Senior Note") in the amount of approximately $25.2 million. The New Senior Note will bear interest at 11.0% and will mature four years from the Effective Date. As a result of a subordination agreement related to the 13% Senior Notes, the distribution of New Senior Notes and New Common Stock will be reallocated as amongst the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to the subordination agreement (the "Consenting Noteholders"). As a result of this reallocation: (a) the holders of the 13% Senior Notes will receive New Senior Notes equal to 100% of their allowed claims ($22.1 million); (b) the Consenting Noteholders will receive only New Common Stock; and (c) distributions to all other holders of general unsecured claims will be unaffected by this reallocation. The Company estimates that the aggregate amount of general unsecured claims, other than Convenience Claims, Essential Vendor Claims. Trade Unsecured Claims and claims of the Whitehead Affiliates, is approximately $137.5 million.

     * Secured claims, which include the Mortgage Note, the HCFP DIP Loan, claims of Omega, property tax liabilities and other secured loans, will receive one of the following treatments: (i) the claim may be paid in cash on the Effective Date; (ii) liabilities not in default may continue in accordance with their original terms; (iii) liabilities in default may continue in accordance with their original terms upon the reinstatement or cure of the default (as defined); and
          (iv) the collateral securing such liability may be returned to the creditor in full satisfaction of the claim. The Company estimates that the aggregate amount of secured claims is approximately $26.5 million.

     * Subject to certain conditions, Unison's stockholders will share pro rata in the issuance of warrants to purchase approximately 378,000 shares of New Common Stock which, if exercised, will represent approximately 5% of the equity of Reorganized Unison on a fully diluted basis. Within three months of the Effective Date, the board of Reorganized Unison will grant to the Company's five senior executives options to purchase New Common Stock or otherwise issue to these individuals, in the aggregate, up to 5% of the New Common Stock on fully diluted basis.

     * Prior to the Effective Date, Unison must obtain a new line of credit that is ready to fund. Unison has negotiated the terms of a $12.0 million new line of credit with HCFP.

     For the Plan to be confirmed by the Bankruptcy Court, it must meet a number of tests including, among other things: (i) that the Plan has been accepted by the requisite number of votes of creditors; (ii) that the Plan is feasible and confirmation of the Plan is not likely to be followed by the liquidation or the need for further reorganization of the Company; and (iii) that the Plan provides all creditors and stockholders with distributions in an amount not less than such parties would receive if Unison were liquidated under Chapter 7 of the Bankruptcy Code. The Company believes that the Plan meets these tests. In November 1998, the Company received the requisite number of Plan acceptances from its creditors and is awaiting confirmation of the Plan by the Bankruptcy Court.

RESULTS OF OPERATIONS

     The following table summarizes selected operating statistics.

                                                             At March 31,
                                                            --------------
                                                            1998      1997
                                                            ----      ----
Leased and Owned Facilities:
   Number of facilities ................................      52        54
   Number of licensed beds:
     Long-term care ....................................   4,595     4,780
     Assisted and independent living ...................     325       325

Managed Facilities:
   Number of facilities ................................       1         2
   Number of licensed beds .............................      71       160

Institutional Pharmacies:
   Number of outlets ...................................       2         2
   Nonaffiliated facilities served .....................      61        53

Laboratory Services:
   Number of laboratories ..............................       3         3
   Nonaffiliated entities served .......................     260       275

Therapy Services:
   Nonaffiliated entities served .......................     117        59


     The following table identifies the Company's sources of net operating revenues.

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                            ----      ----
Percentage of total revenues:
     Long term care ....................................    74.9%     76.8%
     Therapy services ..................................    15.3      14.5
     Pharmacy services .................................     6.5       4.9
     Laboratory services ...............................     2.7       3.0
     Medicare Part B billing and
       supply ..........................................     0.6       0.8
                                                           -----     -----
         Total .........................................   100.0%    100.0%
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

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                            ----      ----

Medicare................................................    31.7%     31.9%
Private and other.......................................    16.5      16.3
                                                           -----     -----
Quality mix.............................................    48.2      48.2
Medicaid................................................    51.8      51.8
                                                           -----     -----
     Total..............................................   100.0%    100.0%
                                                           =====     =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     In the first quarter of 1998, Unison recorded a net loss of $4.8 million, or $0.75 per share, compared to a net loss of $4.1 million, or $0.66 per share, in the prior year quarter. Loss before income taxes amounted to $4.8 million in the 1998 first quarter compared to $6.1 million in the same period in 1997.

     Total revenues decreased $1.1 million, or 19.0%, to $54.7 million in the 1998 first quarter from $55.7 million in the comparable 1997 quarter. The decrease is due to a decrease in management fees from $1.7 million in the 1997 first quarter to $185,000 in the current quarter, net of an increase in net patient service revenues. Net patient service revenues increased from $53.7 million in the 1997 first quarter to $54.1 million in the current period. This increase is due to the growth in the ancillary companies, which recorded aggregate net patient revenues of $13.4 million in the 1998 first quarter compared to $11.3 million in the 1997 period. The Company's long-term care facilities recorded net patient service revenues of $40.8 million in the 1998 first quarter compared to $42.4 million in the 1997 period. This decrease is due primarily to the Dispositions. Patient days decreased from 388,407 in the 1997 period to 361,992 in the current period. Average occupancy decreased from 80.8% in the 1997 first quarter to 79.8% in the current period. The decrease in occupancy is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy will improve as it implements the Plan. Quality mix is 48.2% in both the 1997 and 1998 periods.

     Wages and related expenses decreased $1.6 million, or 5.4%, from $29.6 million in the 1997 first quarter to $28.0 million in the current quarter. The decrease is due primarily to: (i) a decrease in corporate and regional office expense of approximately $1.0 million; (ii) the disposition of three facilities on March 1, 1997 and two facilities on February 28, 1998, which accounts for approximately $991,000 of the decrease; and (iii) cost controls in the Company's long-term care facilities, net of an increase of approximately $1.6 million related to the ancillary companies. Wages and related expenses as a percentage of revenues amounted to 51.2% in 1998 and 53.1% in 1997.

     Other operating expenses decreased $1.5 million, or 7.0%, from $20.9 million in the 1997 first quarter to $19.5 million in the 1998 first quarter. Of this decrease, approximately $500,000 is due to the disposition of facilities and approximately $1.0 million is the result of reductions in corporate and regional office expenses. Other operating expenses as a percentage of revenues amounted to 35.6% in the 1998 first quarter and 37.6% in the 1997 period.

     Rent expense decreased from $4.3 million in the 1997 first quarter to $4.0 million in the 1998 period. The decrease is due primarily to the disposition of facilities. Rent expense as a percentage of revenues was 7.6% in the 1997 first quarter and 7.3% in the current quarter.

     Interest expense amounted to $5.8 million in the 1998 first quarter compared to $4.7 million in the 1997 first quarter. The increase is due to debt incurred throughout 1997, including the 13% Senior Notes and borrowings for working capital. Interest expense as a percentage of revenues was 10.6% in the 1998 first quarter compared to 8.4% in the prior year period.

     Depreciation and amortization expense decreased from $2.4 million in the 1997 first quarter to $2.3 million in the 1998 first quarter. The decrease is due to the disposition of facilities, net of depreciation on 1998 capital expenditures. Depreciation and amortization as a percentage of revenues amounted to 4.2% in the 1998 first quarter compared to 4.3% in the prior year period.

     Unison did not record an income tax benefit related to the 1998 first quarter loss. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be eliminated. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits. For the 1997 first quarter, Unison recorded an income tax benefit of $2.0 million. The effective rate of 32.7% is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses that are not deductible for tax; (ii) taxable income of certain subsidiaries that are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

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


LIQUIDITY AND CASH FLOWS

LIQUIDITY

     At March 31, 1998, Unison had cash and equivalents amounting to $6.4 million compared to $5.3 million at December 31, 1997.

     Unison traditionally has financed its working capital needs out of its operating cash flows and under an accounts receivable-backed revolving credit facility. As approved by the Bankruptcy Court, this credit facility was replaced in 1998 with the $11.0 million HCFP DIP Loan, which bears interest at the prime rate plus 4.0% (11% at November 30, 1998). As of March 31, 1998, borrowings under the HCFP DIP Loan amounted to $7.0 million, which was the maximum amount available based on the level of collateral on that date.

     Unison's cash flows from operations and draws under its existing line of credit will not be sufficient to meet its short-term and long-term debt service and capital requirements, absent a substantial restructuring of its debt and lease obligations. Unison did not make the scheduled payments of interest in 1998 on the 12 1/4% Senior Notes and the 13% Senior Notes, as well as payments on many other debt obligations. See Part II, Item 3, "Defaults Upon Senior Securities". If the Company is successful in implementing the Plan, Unison's leverage will be substantially reduced and management believes that the Company will have sufficient cash flow to meet its near future debt service obligations and working capital requirements. If the Plan is not confirmed, the alternatives include the liquidation of Unison under Chapter 7 of the Bankruptcy Code or the confirmation of an alternative Chapter 11 plan of reorganization. The Company believes that the Plan will result in a more timely and greater ultimate recovery to its creditors and stockholders than would be the case under Chapter
7. Based on a liquidation analysis provided to the Bankruptcy Court and creditors, the Company believes that in a Chapter 7 proceeding, its general unsecured creditors would receive, at best, a minimal distribution. Unison could attempt to formulate a different plan of reorganization. The Company believes, however, that significant additional costs, risks and delays would be incurred in connection with an alternative plan. While there can be no assurance that the current Plan will be confirmed, the Company believes that it is unlikely that any alternative plan could be developed which would provide greater value or certainty of closure.

     If the Plan is confirmed, there remain risks that are inherent in any plan of reorganization. Some events will develop in ways that were not foreseen and many or all of the assumptions used in the Plan will not be realized exactly as assumed. Some or all of the variations may be material. Delays in achieving confirmation and effectiveness of the Plan could adversely impact Unison's results of operations due to, among other things, continuing declines in census, difficulty in hiring skilled employees, decreased confidence of vendors or regulators, and continued fees and expenses related to the bankruptcy and reorganization. There can be no assurance that Reorganized Unison will be able to continue to generate sufficient funds to meet its obligations and necessary capital expenditures. Although the Company projects that Reorganized Unison will generate sufficient funds to meet its working capital needs for the foreseeable future, its ability to gain access to additional capital, if needed, cannot be assured, particularly in view of possible competitive factors and industry conditions.

CASH FLOWS

     Cash provided by operations amounted to $2.1 million for the three months ended March 31, 1998, in spite of the Company's operating losses. This is due primarily to an increase in accounts payable and accrued expenses, including those subject to compromise, in excess of an increase in accounts receivable and other current assets.

     Net accounts receivable increased $2.0 million, or 6.1%, from $32.9 million at December 31, 1997 to $34.9 million at March 31, 1998. The allowance for doubtful accounts amounted to approximately $7.4 million and $7.2 million at December 31, 1997 and March 31, 1998, respectively. The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at March 31, 1998, an increase in days outstanding in accounts receivable will result in an increase in the provision for doubtful accounts in future periods.

     Net cash used in investing activities amounted to $1.1 million in the three months ended March 31, 1998. Routine capital expenditures amounted to $492,000 and cash used for lease deposits and other assets amounted to $582,000.

     Net cash provided by financing activities amounted to $147,000 in the three months ended March 31, 1998 as the result of an increase in the amount of checks drawn in excess of bank balances, net of debt payments. At March 31, 1998, Unison had $171.5 million in total debt, including amounts subject to compromise (129.3% of total capitalization), compared to $172.8 million at December 31, 1997 (124.5% of total capitalization).

CONTINGENCIES

     Unison and certain of its current and former directors and officers are named as defendants in several class action complaints seeking unspecified damages following Unison's announcement in March 1997 that the Company expected to restate its financial statements for the nine-month period ended September 30, 1996. The automatic stay provision of the Bankruptcy Code prohibits the continuation of the class actions against Unison. In October 1998, Unison and the plaintiffs in the Federal Action and the State Action entered into a Settlement Agreement. The Settlement Agreement is subject to the approval of the Bankruptcy Court and the District Court. See Part II, Item 1, "Legal Proceedings."

IMPACT OF THE YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer system that has time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Some of Unison's information systems have time-sensitive software that will not properly recognize the year 2000. Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has formed a task force to guide its year 2000 readiness efforts to ensure that its computer software, hardware and embedded systems are capable of accurately processing, providing, and receiving date data from the 20th into the 21st century. Unison believes that with modifications to existing hardware and software and conversions to new hardware and software, the Company will be year 2000 ready by the end of 1999 and the year 2000 issue will not pose significant operational problems for its computer systems.

     Unison is in the process of completing a detailed inventory and analysis of computer hardware, software and operating systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 readiness. The scope of the year 2000 project also encompasses consideration of potential impacts on the Company's business operations. The Company is reviewing internal business operations and relationships with external business partners to assess the current level of compliance. The next step is to perform testing and develop contingency plans with the goal of achieving year 2000 readiness by June 1999.

     Unison has initiated formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks, in addition to patient service equipment that has microprocessors with date functionality. The ability of third parties with which Unison transacts business to adequately address their year 2000 issues is outside the Company's control. Although Unison will seek to replace any of its current vendors who are unable to become year 2000 ready in a timely manner, there can be no assurance that the Company's operations will not be adversely affected by the ability of third parties, including the federal and state governments on which Unison's operations rely, to also manage the year 2000 issue.

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



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     On May 28, 1998, Unison, together with 29 of its subsidiaries, filed petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court for the District of Arizona. On January 7, 1998, the BritWill Debtors filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court in the District of Arizona. All 33 cases were procedurally consolidated for administrative purposes and have been jointly administered under Case No. 98-06583-PHX-GBN. On August 10, 1998, Debtors filed with the Bankruptcy Court "Debtors' Joint Plan of Reorganization Dated August 10, 1998" and the "Supplement to Debtors' Joint Plan of Reorganization Dated August 10, 1998". Unison subsequently filed "Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998". The Plan provides for the restructuring and reconstitution of Unison and all of its subsidiaries. Unison also filed with the Bankruptcy Court its "Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998" and "Disclosure Statement In Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998" (the "Disclosure Statement"). On October 21, 1998, the Bankruptcy Court approved the Disclosure Statement and the Plan. In November 1998, the Company received the requisite number of Plan acceptances from its creditors and is awaiting confirmation of the Plan by the Bankruptcy Court. During the Chapter 11 process, Debtors have operated their business and managed their properties as debtors-in-possession under the authority of the Bankruptcy Code. No motions seeking the appointment of a trustee have been filed.

     On July 31, 1998, Unison and certain of its subsidiaries filed with the Bankruptcy Court for the District of Arizona a "Complaint to Set Aside Preferential Transfers". The defendants in this action are David A. Kremser and Bruce H. Whitehead and certain of their affiliated entities. This action relates to working capital loans advanced to Unison in 1997 by the Kremser Affiliates and Whitehead Affiliates (the "1997 Loans") and the granting of security interests in accounts receivable and stock of certain Unison subsidiaries to secure the 1997 Loans and other obligations arising in connection with the Signature Acquisition and the BritWill Acquisition. This action will be withdrawn if the Plan is confirmed.

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

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety, assuming appropriate court approval and acceptance by members of the class. The settlement in principle calls for a cash payment by the Company's primary insurer and newly issued shares of Unison common stock or the post-bankruptcy equivalent value of such shares (i.e., under the Plan, existing equity holders will have their interests converted into warrants; under the proposed settlement, class members who receive Unison shares will receive the same prorated treatment). The parties have executed a Stipulation of Settlement that must be presented to the Bankruptcy Court and the District Court for approval. If the warrants do not meet certain Bankruptcy Court or SEC criteria, then all equity interest claims will be cancelled and terminated.

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

     During the course of the Debtors' Chapter 11 cases, with the assistance of their court-approved professionals, Debtors continue to investigate causes of action available to them under the Bankruptcy Code and applicable state law. The Plan preserves all causes of action available to Debtors, including all objections to Claims and all other causes of action arising under the Bankruptcy Code, unless the Plan specifically provides otherwise. Specifically reserved and preserved in the Plan are all claims, rights or causes of action arising out of or related to: (1) the BritWill Acquisition; (2) the Signature Acquisition; (3) such further related transactions to (1) and (2) above, including, but not limited to, the 1997 Loans by Elk Meadows and BritWill Investments; (4) the business operation of Debtors for the period July 1, 1992 to May 28, 1998, including as related to the foregoing but not limited to, any claims for breach of contract, fraud, misrepresentation, negligence, misappropriation of business opportunities or trade secrets, corporate waste, fraudulent conveyance, constructive trust, breach of fiduciary duty, self-dealing or any claims for indemnity, or any claims arising from an employment relationship with any Debtors; (5) the Related Party Avoidance Actions; (6) the Avoidance Actions; (7) the Related Party Creditor Defenses; and (8) all other Litigation Claims (collectively, the "Preserved Claims") (all as defined in the Plan). Each Debtor specifically reserves the Preserved Claims as to: (a) each and every member of Kremser and Affiliates and Whitehead and Affiliates; (b) any officer or director of any Debtor for the period July 1, 1992 to May 28, 1998; or (c) any entity or individual who is determined to be (i) the alter-ego of the foregoing; (ii) any entity the aforementioned might successfully claim are necessary parties for purposes of joinder under the Federal Rules of Civil Procedure; or (iii) any entity in whose hands the proceeds and benefit of any impermissable conduct has flowed.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Unison is in default on its $100.0 million 12 1/4% Senior Notes due 2006. The Company did not make semiannual interest payments due May 1, 1998 and November 1, 1998 in the amounts of $6.9 million and $7.1 million, respectively.

     Unison is in default on its $20.0 million 13% Senior Notes due 1999. The Company did not make quarterly interest payments due March 1, 1998, June 1, 1998, September 1, 1998 and December 1, 1998 in the aggregate amount of $2.8 million.

     Unison is in default on loans obtained for working capital purposes, in the aggregate principal amount of $3.95 million, from Elk Meadows and BritWill Investments. Of these loans, $1.0 million was due on October 7, 1997 and $2.95 million was due on November 1, 1997. Interest payable on these loans through November 30, 1998 amounts to approximately $714,000. The loan documents state that all other obligations which may be due to these individuals and entities which they control are in default due to cross default provisions in those loan and security documents. These obligations are as follows.

     A portion of the purchase consideration for Signature was comprised of promissory notes (the "Escrow Notes") amounting to approximately $1.1 million. Of these notes, $500,000 was due to be paid to Mr. Kremser and the other Signature shareholders on October 31, 1997 and the balance was due on October 31, 1998. The Escrow Notes, plus accrued interest of approximately $191,000 at November 30, 1998, have not been paid.

     The Company is in arrears in the amount of approximately $1.6 million (including interest) on the remaining purchase consideration (the "Additional Payment Obligation") to the former shareholders of BritWill. The balance of the Additional Payment Obligation at November 30, 1998 was $9.6 million.

     The Company is obligated under subordinated notes payable to an affiliate of Mr. Whitehead in the aggregate amount of approximately $2.4 million. The Company is in arrears of principal and interest payments through November 30, 1998 in the aggregate amount of $423,000.

     The terms of certain of Unison's indebtedness require the Company to meet certain financial and reporting covenants including current ratio and cash flow and maintenance of specified levels of net worth. As of the date of this report, Unison was not in compliance with many of these covenants. The terms of the Mortgage Note incurred in connection with the Signature Acquisition require Unison to maintain, among other things, a consolidated net worth of at least $39.0 million. As of November 30, 1998, Unison was not in compliance with this covenant and did not receive a waiver from the lender. Unison is current on its payments on the Mortgage Note and the lender has not indicated an intention to declare a default. As of November 30, 1998, the balance of the Mortgage Note was $18.3 million. In connection with the implementation of the Plan, Unison intends to enter into the Signature Sale Leaseback transaction related to the properties securing the Mortgage Note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Reorganization".


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          2 Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to
               Exhibit 99.1 to Form 8-K filed on August 13, 1998)

          2.1 Disclosure Statement in Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 and Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 (incorporated by reference to Exhibit 2.1 to the Company's 1997 Annual Report on Form 10-K)

          11   Statement Re: Computation of Per Share Earnings

          27   Financial Data Schedule (included only in the EDGAR filing)

     (b)  Reports filed on Form 8-K:

          Unison filed the following reports on Form 8-K during the three months ended March 31, 1998:

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

Items 2, 4 and 5 are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNISON HEALTHCARE CORPORATION
                                          (Registrant)



Date: December 30, 1998          /s/ Jimmy L. Fields
      -----------------          ------------------------------
                                 Jimmy L. Fields
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)

                                 /s/ Warren K. Jerrems
                                 ------------------------------
                                 Warren K. Jerrems
                                 Vice President and Chief Accounting
                                 Officer (Principal Accounting Officer)