Form 10-Q
period 1998-06-30
UNISON HEALTHCARE CORP
filed 1998-12-31
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998.

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

================================================================================

                          UNISON HEALTHCARE CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997............................................     3

          Consolidated Statements of Operations for the Three Months
          and Six Months Ended June 30, 1998 and 1997..................     4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997.................................     5

          Notes to Consolidated Financial Statements...................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................    18

ITEM 3.   Defaults Upon Senior Securities..............................    21

ITEM 6.   Exhibits and Reports on Form 8-K.............................    21

SIGNATURES.............................................................    23


NOTE:  Items 2, 4 and 5 of Part II are omitted because they are not applicable.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       June 30,          December 31,
                                                                         1998                1997
                                                                     -----------         ------------
                                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................    $    4,292           $   5,295
     Accounts receivable, net....................................        31,935              32,855
     Prepaid expenses and other current assets...................         8,668               7,768
                                                                     ----------          ----------
         Total current assets....................................        44,895              45,918
Lease operating rights and other intangible assets, net..........        81,461              84,487
Property and equipment, net......................................        25,830              25,588
Goodwill, net....................................................        27,796              28,357
Security deposits and other assets...............................         8,982               7,817
                                                                     ----------          ----------
                                                                     $  188,964          $  192,167
                                                                     ==========          ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................    $    4,648          $    7,592
     Accrued expenses............................................        11,674              24,617
     Current portion of notes payable and long-term debt
        due to related parties...................................            --              20,500
     Current portion of other notes payable and long-term debt...        20,037             144,277
                                                                     ----------          ----------
         Total current liabilities...............................        36,359             196,986
Liabilities subject to compromise................................       170,556                  --
Notes payable and long-term debt, less current portion...........         4,851               8,020
Deferred taxes...................................................        16,013              16,013
Leasehold liability, net.........................................         4,152               4,246
Other liabilities................................................           910                 936
                                                                     ----------          ----------
         Total liabilities.......................................       232,841             226,201
Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 shares authorized;
        6,422,096 shares issued and outstanding at June 30, 1998
        and December 31, 1997....................................             5                   5
     Additional paid-in capital..................................        36,211              36,211
     Accumulated deficit.........................................       (80,093)            (70,250)
                                                                     ----------          ----------
         Net stockholders' equity................................       (43,877)            (34,034)
                                                                     ----------          ----------
                                                                     $  188,964          $  192,167
                                                                     ==========          ==========


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                     ------------------------     ------------------------
                                                        1998          1997           1998          1997
                                                     ----------    ----------     ----------    ----------
Total revenues ...................................   $  48,123     $  57,368      $ 102,800     $ 113,103

Expenses:
    Wages and related ............................      24,471        29,966         52,447        59,544
    Other operating ..............................      17,693        20,262         37,176        41,201
    Rent .........................................       3,702         4,133          7,666         8,386
    Interest (excludes contractual interest not
       accrued on prepetition debt of $1,526 and
       $1,601 in the three and six months ended
       June 30, 1998, respectively) ..............       4,116         4,936          9,916         9,594
    Depreciation and amortization ................       2,297         2,357          4,570         4,726
                                                     ---------     ---------      ---------     ---------
       Total expenses ............................      52,279        61,654        111,775       123,451
                                                     ---------     ---------      ---------     ---------
Loss before reorganization items and income
    tax benefit ..................................      (4,156)       (4,286)        (8,975)      (10,348)
Reorganization items .............................         868            --            868            --
                                                     ---------     ---------      ---------     ---------
Loss before income taxes .........................      (5,024)       (4,286)        (9,843)      (10,348)
Income tax benefit ...............................          --        (1,353)            --        (3,333)
                                                     ---------     ---------      ---------     ---------
Net loss .........................................   $  (5,024)    $  (2,933)     $  (9,843)    $  (7,015)
                                                     =========     =========      =========     =========

Net loss per share ...............................   $   (0.78)    $   (0.46)     $   (1.53)    $   (1.11)

Common shares used in per share calculation ......       6,422         6,422          6,422         6,319


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                      1998          1997
                                                                   ----------    ----------
Net cash provided by (used in) operating activities (including
   changes in all operating assets and liabilities) ..........      $  4,897      $ (5,857)
                                                                    --------      --------
Investing activities:
    Purchase of equipment and leasehold improvements .........        (1,523)       (1,635)
    Increase in intangible assets ............................            --          (339)
    Increase in lease deposits and other assets ..............        (1,165)         (532)
    Acquisitions, net of cash acquired .......................            --          (592)
                                                                    --------      --------
         Net cash used in investing activities ...............        (2,688)       (3,098)
                                                                    --------      --------
Financing activities:
    Net increase (decrease) in borrowings under revolving
       lines of credit .......................................        (1,552)        7,511
    Proceeds from borrowings .................................            --         2,950
    Debt payments ............................................        (1,365)      (13,699)
    Checks drawn in excess of bank balances ..................          (239)       (2,087)
    Debt issue costs .........................................           (56)           --
    Other items ..............................................            --          (716)
                                                                    --------      --------
         Net cash used in financing activities ...............        (3,212)       (6,041)
                                                                    --------      --------
Net decrease in cash .........................................        (1,003)      (14,996)
Cash and cash equivalents at beginning of period .............         5,295        17,409
                                                                    --------      --------
Cash and cash equivalents at end of period ...................      $  4,292      $  2,413
                                                                    ========      ========
Supplemental disclosures:
Cash paid for:
    Interest .................................................      $  1,975      $  9,734
    Income taxes .............................................            --           190
Acquisition of leased facilities:
    Increase in assets .......................................            --           900
    Liabilities assumed and incurred .........................            --           308
Conversion of debentures into shares of common stock .........            --           800
Equipment purchased under capital leases .....................            --           576
Accounts payable converted to debt ...........................            --         1,275


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

     Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

     The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $904,000 and $249,000 for the three months ended June 30, 1998 and 1997 and $1.2 million and $510,000 for the six months ended June 30, 1998 and 1997, respectively. The increase is due primarily to: (i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; and (iii) an increase in other patient accounts receivable that have been determined to be uncollectible. The allowance for doubtful accounts totaled $8.1 million at June 30, 1998 and $7.4 million at December 31, 1997.

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

     LIABILITIES SUBJECT TO COMPROMISE. During the Chapter 11 process, Unison and its subsidiaries (the "Debtors") are operating their businesses and managing their properties as debtors-in-possession under authority of the Bankruptcy Code. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for reorganization under the federal bankruptcy laws are stayed while the Debtors are in bankruptcy. These claims are set forth in the June 30, 1998 balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property and equipment. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), interest on unsecured, prepetition obligations of the Debtors ceased to accrue on the filing date.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payables to vendors deemed essential to the continued operation of Unison's business ("Essential Vendor Claims") and employee wages and benefits.

     Liabilities subject to compromise consist of the following (in thousands):

          12 1/4% Senior Notes................................    $100,000
          13% Senior Notes....................................      20,000
          Notes payable and long-term debt ...................      24,971
          Trade payables......................................       7,859
          Accrued interest....................................      11,486
          Other...............................................       6,240
                                                                  --------
                                                                  $170,556
                                                                  ========

     REORGANIZATION ITEMS. Reorganization items in the consolidated statements of operations are comprised primarily of professional fees.

3.   DISPOSITIONS

     As part of the Company's restructuring plans, the Company has identified long-term care facilities for disposition, which the Company believes will facilitate the restructuring. As part of these plans, the Company terminated the leases of 10 long-term care facilities during the first six months of 1998 and two additional facilities in subsequent months (the "Dispositions"). As of November 30, 1998, seven facilities representing 642 beds remain held for disposition (the "Disposition Facilities"). Of the seven Disposition Facilities, six are leased from Omega and, as part of the Plan, Omega will release the Company from its obligations related to these facilities. Unison also plans to sell Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to Unison facilities and to third parties. There can be no assurance that the Company's disposition plan as implemented will prove to be successful or that these dispositions have occurred or will occur on terms favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     * Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), will be paid in cash. The Company estimates that the aggregate amount of Convenience Claims is approximately $692,000 and the Company will pay up to $600,000 to satisfy these claims. Essential Vendor Claims, defined in the Plan as payable to vendors deemed essential to the continued operation of Unison's business, will be paid in cash the lesser amount of the allowed claim or a pro rata portion of $4.4 million. The Company estimates that there will be approximately $1.0 million of Essential Vendor Claims on the effective date of the Plan (the "Effective Date"). Trade Unsecured Claims, defined in the Plan as payables to other trade vendors (with certain exclusions), will receive (a) in cash the lesser of (i) 35% of the allowed amount of the claim and (ii) a pro rata portion of $1.4 million, plus (b) approximately 0.11% of the shares of New Common Stock. The Company estimates that Trade Unsecured Claims will amount to approximately
          $3.4 million. All other general unsecured creditors, including the holders of the 12 1/4% Senior Notes and the 13% Senior Notes, will share PRO RATA in (i) approximately 90.8% of the shares of New Common Stock; and (ii) a new senior debt security (the "New Senior Note") in the amount of approximately $25.2 million. The New Senior Note will bear interest at 11.0% and will mature four years from the Effective Date. As a result of a subordination agreement related to the 13% Senior Notes, the distribution of New Senior Notes and New Common Stock will be reallocated as amongst the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to the subordination agreement (the "Consenting Noteholders"). As a result of this reallocation: (a) the holders of the 13% Senior Notes will receive New Senior Notes equal to 100% of their allowed claims ($22.1 million); (b) the Consenting Noteholders will receive only New Common Stock; and (c) distributions to all other holders of general unsecured claims will be unaffected by this reallocation. The Company estimates that the aggregate amount of general unsecured claims, other than Convenience Claims, Essential Vendor Claims, Trade Unsecured Claims and claims of the Whitehead Affiliates, is approximately $137.5 million.

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

     * Subject to certain conditions, Unison's stockholders will share pro rata in the issuance of warrants to purchase approximately 378,000 shares of New Common Stock which, if exercised, will represent approximately 5% of the equity of Reorganized Unison on a fully diluted basis. Within three months of the Effective Date, the board of Reorganized Unison will grant to the Company's five senior executives options to purchase New Common Stock or otherwise issue to these individuals, in the aggregate, up to 5% of the New Common Stock on a fully diluted basis.

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

RESULTS OF OPERATIONS

     The following table summarizes selected operating statistics.

                                                                At June 30,
                                                              ---------------
                                                              1998       1997
                                                              ----       ----
Leased and Owned Facilities:
    Number of facilities....................................     44        54
    Number of licensed beds:
       Long-term care.......................................  4,013     4,780
       Assisted and independent living......................    233       325

Managed Facilities:
    Number of facilities....................................     --         2
    Number of licensed beds.................................     --       160

Institutional Pharmacies:
    Number of outlets.......................................      2         2
    Nonaffiliated facilities served.........................     40        51

Laboratory Services:
    Number of laboratories..................................      3         3
    Nonaffiliated entities served...........................    228       275

Therapy Services:
    Nonaffiliated entities served...........................    127        71


      The following table identifies the Company's sources of net operating revenues.

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----
Percentage of total revenues:
     Long term care ...............      74.9%     76.7%       74.9%     76.7%
     Therapy services .............      13.6      14.7        14.5      14.7
     Pharmacy services ............       7.6       4.9         7.0       4.9
     Laboratory services ..........       3.1       2.9         2.9       2.9
     Medicare Part B billing and
       supply .....................       0.8       0.8         0.7       0.8
                                        -----     -----       -----     -----
         Total.....................     100.0%    100.0%      100.0%    100.0%
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

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----

Medicare............................     29.9%     34.5%       30.9%     32.9%
Private and other...................     16.0      15.2        16.2      15.8
                                        -----     -----       -----     -----
Quality mix.........................     45.9      49.7        47.1      48.7
Medicaid............................     54.1      50.3        52.9      51.3
                                        -----     -----       -----     -----
     Total..........................    100.0%    100.0%      100.0%    100.0%
                                        =====     =====       =====     =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     In the second quarter of 1998, Unison recorded a net loss of $5.0 million, or $0.78 per share, compared to a net loss of $2.9 million, or $0.46 per share, in the prior year quarter. Loss before income taxes amounted to $5.0 million in the 1998 second quarter compared to $4.3 million in the same period in 1997.

     Total revenues decreased $9.2 million, or 16.1%, to $48.1 million in the 1998 second quarter from $57.4 million in the comparable 1997 quarter. Net patient service revenues decreased from $55.8 million in the 1997 second quarter to $47.8 million in the current period. Of the decrease in net patient service revenues, approximately $5.8 million is attributable to the disposition of facilities, and the balance of the decrease is due to aggregate declines in occupancy and quality mix in the long-term care facilities. Patient days decreased from 379,042 in the 1997 period to 321,881 in the current period. Average occupancy decreased from 81.9% in the 1997 second quarter to 81.0% in the current period. The decrease in occupancy is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy will improve as it implements the Plan. Quality mix decreased from 49.7% in the 1997 period to 45.9% in the current period. Other operating revenues decreased from $1.5 million in the 1997 second quarter to $332,000 in the current period, due primarily to a decrease in management fees.

     Wages and related expenses decreased $5.5 million, or 18.3%, from $30.0 million in the 1997 second quarter to $24.5 million in the current quarter. Of this decrease, approximately $2.8 million is due to the disposition of facilities and approximately $1.9 million is the result of reductions in corporate and regional office expenses. The balance of the decrease is due to cost controls in the Company's long-term care facilities. Wages and related expenses as a percentage of revenues amounted to 50.9% in 1998 and 52.2% in 1997.

     Other operating expenses decreased $2.6 million, or 12.7%, from $20.3 million in the 1997 second quarter to $17.7 million in the 1998 second quarter. Of this decrease, approximately $2.0 million is due to the disposition of facilities. Other operating expenses of the corporate and regional offices decreased by approximately $1.2 million from the prior year period. The provision for doubtful accounts increased from $249,000 in the 1997 second quarter to $904,000 in the current period. The increase is due primarily to: (i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables;
(ii) accounts receivable of acquired companies that have been determined to be uncollectible; and (iii) an increase in other patient accounts receivable that have been determined to be uncollectible. Other operating expenses as a percentage of revenues amounted to 36.8% in the 1998 second quarter and 35.3% in the 1997 period.

     Rent expense decreased from $4.1 million in the 1997 second quarter to $3.7 million in the 1998 period. The decrease is due primarily to the disposition of facilities. Rent expense as a percentage of revenues was 7.2% in the 1997 second quarter and 7.7% in the current quarter.

     Interest expense amounted to $4.1 million in the 1998 second quarter compared to $4.9 million in the 1997 second quarter. In accordance with SOP 90-7, the Company is not accruing interest on unsecured, prepetition debt during the Chapter 11 proceedings.

     Depreciation and amortization expense decreased from $2.4 million in the 1997 second quarter to $2.3 million in the 1998 second quarter. The decrease is due to the disposition of facilities, net of depreciation on 1998 capital expenditures. Depreciation and amortization as a percentage of revenues amounted to 4.8% in the current period compared to 4.1% in the prior year period.

     Reorganization items amounted to approximately $868,000 in the 1998 second quarter. Reorganization items are comprised primarily of professional fees.

     Unison did not record an income tax benefit related to the 1998 second quarter loss. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be eliminated. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits. For the 1997 second quarter, Unison recorded an income tax benefit of $1.4 million. The effective rate of 31.6% is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses that are not deductible for tax; (ii) taxable income of certain subsidiaries that are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     For the six months ended June 30, 1998, Unison recorded a net loss of $9.8 million, or $1.53 per share, compared to a net loss of $7.0 million, or $1.11 per share, for the 1997 period. Loss before income taxes amounted to $9.8 million in 1998 compared to $10.3 million in the 1997 period.

     Total revenues decreased $10.3 million, or 9.1%, to $102.8 million in the 1998 period from $113.1 million in 1997. Net patient service revenues of the long-term care facilities decreased from $86.4 million in the prior year period to $76.7 million in the current period, and net patient service revenues of the ancillary companies increased over this period from $23.2 million to $25.2 million, for a net decrease of $7.7 million. Of the $9.3 million decrease in long-term care net patient service revenues, $8.4 million is attributable to the disposition of facilities. Patient days decreased from 767,449 in the 1997 period to 683,873 in the current period. Average occupancy decreased from 81.4% in the 1997 period to 80.4% in the current period. The decrease in occupancy is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy will improve as it implements the Plan. Unison's quality mix decreased from 48.7% in the 1997 period to 47.1% in the current period. Other operating revenues decreased from $3.6 million in the 1997 period to $860,000 in the current period, due primarily to a decrease in management fees.

     Wages and related expense decreased $7.1 million, or 11.9%, from $59.5 million in the 1997 period to $52.4 million in the current period. Of this decrease, $4.2 million is attributable to the disposition of facilities and approximately $2.9 million is the result of reductions in corporate and regional office expenses. Wages and related expense as a percentage of revenues amounted to 51.0% in the current period compared to 52.6% in 1997.

     Other operating expenses decreased $4.0 million, or 9.8%, from $41.2 million in the 1997 period to $37.2 million in the 1998 period. Of this decrease, approximately $3.2 million is attributable to the disposition of facilities. Other operating expenses of the corporate and regional offices decreased by $2.3 million. Other operating expenses related to the ancillary companies increased by approximately $678,000 from the 1997 period to the current period. The provision for doubtful accounts increased from $510,000 in the 1997 period to $1.2 million in the current period. The increase is due primarily to: (i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; and (iii) an increase in other patient accounts receivable that have been determined to be uncollectible. Other operating expenses as a percentage of revenues amounted to 36.2% in the current period compared to 36.4% in 1997.

     Rent expense decreased $720,000, or 8.6%, from $8.4 million in the 1997 period to $7.7 million in the 1998 period. The decrease is due primarily to the disposition of facilities. Rent expense as a percentage of revenues was 7.5% in the current period compared to 7.4% in the prior year period.

     Interest expense amounted to $9.9 million in the 1998 period compared to $9.6 million in the 1997 period. In accordance with SOP 90-7, the Company is not accruing interest on unsecured, prepetition debt during the Chapter 11 proceedings.

     Depreciation and amortization expense decreased from $4.7 million in the first six months of 1997 to $4.6 million in the 1998 period. The decrease is due primarily to the Dispositions, net of depreciation on 1998 capital expenditures. Depreciation and amortization expense as a percentage of revenues amounted to 4.4% in the current period compared to 4.2% in the prior year period.

     Reorganization items amounted to approximately $868,000 in the 1998 period. Reorganization items are comprised primarily of professional fees.

     Unison did not record an income tax benefit related to the 1998 loss. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be eliminated. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits. For the 1997 period, Unison recorded an income tax benefit of $3.3 million. The effective tax rate of 32.2% in 1997 is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses that are not deductible for tax; (ii) taxable income of certain subsidiaries that are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

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

LIQUIDITY AND CASH FLOWS

LIQUIDITY

     At June 30, 1998, Unison had cash and equivalents amounting to $4.3 million compared to $5.3 million at December 31, 1997.

     Unison traditionally has financed its working capital needs out of its operating cash flows and under an accounts receivable-backed revolving credit facility. As approved by the Bankruptcy Court, this credit facility was replaced in 1998 with the $11.0 million HCFP DIP Loan, which bears interest at the prime rate plus 4.0% (11% at November 30, 1998). As of June 30, 1998, borrowings under the HCFP DIP Loan amounted to $5.6 million, which was the maximum amount available based on the level of collateral on that date.

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

CASH FLOWS

     Cash provided by operations for the six months ended June 30, 1998 amounted to $4.9 million, in spite of the operating loss recorded by the Company. This is due primarily to an increase in accounts payable and accrued expenses, including those subject to compromise, in excess of an increase in accounts receivable and other current assets.

     Net accounts receivable decreased $920,000, from $32.9 million at December 31, 1997 to $31.9 million at June 30, 1998. The allowance for doubtful accounts increased over this period by approximately $697,000. See "- Results of Operations". The Company anticipates that its allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at June 30, 1998, if days outstanding in accounts receivable increase in future periods there will be an increase in the provision for doubtful accounts.

     Net cash used in investing activities amounted to $2.7 million in the six months ended June 30, 1998. Routine capital expenditures amounted to $1.5 million and cash used for lease deposits and other assets amounted to $1.2 million.

     Net cash used in financing activities amounted to $3.2 million in the six months ended June 30, 1998 due to debt payments and a decrease in borrowings under the Company's revolving line of credit. At June 30, 1998, Unison had $169.9 million in total debt (134.8% of total capitalization) compared to $172.8 million at December 31, 1997 (124.5% of total capitalization).

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

     The Company is obligated under subordinated notes payable to an affiliate of Mr. Whitehead in the aggregate amount of approximately $2.4 million. The Company is in arrears of principal and interest payments through November 30, 1998 in the aggregate amount of $423,000 million.

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

          27   Financial Data Schedule (included only in the EDGAR filing)


     (b) Reports filed on Form 8-K:

          Unison filed the following reports on Form 8-K during the three months ended June 30, 1998:

          (1) Report dated May 28, 1998 which disclosed (i) that on May 28, 1998, Unison and certain of its subsidiaries filed for reorganization under Chapter 11 and (ii) the terms of an agreement in principle with Omega HealthCare Investors, Inc. and representatives of the holders of Unison's 12 1/4% Senior Notes and 13% Senior Notes regarding a consensual restructuring of Unison. The Report also includes a news release announcing that Bruce H. Whitehead and David A. Kremser resigned from Unison's Board of Directors.

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