Form 10-Q
period 1998-09-30
UNISON HEALTHCARE CORP
filed 1998-12-31
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

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

================================================================================

                          UNISON HEALTHCARE CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997............................................     3

          Consolidated Statements of Operations for the Three Months
          and Nine Months Ended September 30, 1998 and 1997............     4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997............................     5

          Notes to Consolidated Financial Statements...................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................    18

ITEM 3.   Defaults Upon Senior Securities..............................    21

ITEM 5.   Other Information............................................    22

ITEM 6.   Exhibits and Reports on Form 8-K.............................    22

SIGNATURES.............................................................    23


NOTE:  Items 2 and 4 of Part II are omitted because they are not applicable.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                         September 30,     December 31,
                                                                             1998             1997
                                                                         -------------     ------------
                                                                          (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents........................................    $    3,825        $    5,295
     Accounts receivable, net.........................................        35,134            32,855
     Prepaid expenses and other current assets........................         8,935             7,768
                                                                          ----------        ----------
         Total current assets.........................................        47,894            45,918
Lease operating rights and other intangible assets, net...............        80,140            84,487
Property and equipment, net...........................................        25,679            25,588
Goodwill, net.........................................................        27,515            28,357
Security deposits and other assets....................................         9,364             7,817
                                                                          ----------        ----------
                                                                          $  190,592        $  192,167
                                                                          ==========        ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................    $    7,808        $    7,592
     Accrued expenses.................................................        16,053            24,617
     Current portion of notes payable and long-term debt
       due to related parties.........................................            --            20,500
     Current portion of other notes payable and long-term debt........        18,878           144,277
                                                                          ----------        ----------
         Total current liabilities....................................        42,739           196,986
Liabilities subject to compromise.....................................       168,005                --
Notes payable and long-term debt, less current portion................         6,844             8,020
Deferred taxes........................................................        16,013            16,013
Leasehold liability, net..............................................         4,105             4,246
Other liabilities.....................................................           901               936
                                                                          ----------        ----------
         Total liabilities............................................       238,607           226,201
Stockholders' equity:
     Common stock, $.001 par value; 25,000,000 shares authorized;
        6,422,096 shares issued and outstanding at September 30, 1998
        and December 31, 1997.........................................             5                 5
     Additional paid-in capital.......................................        36,211            36,211
     Accumulated deficit..............................................       (84,231)          (70,250)
                                                                          ----------        ----------
         Net stockholders' equity.....................................       (48,015)          (34,034)
                                                                          ----------        ----------
                                                                          $  190,592        $  192,167
                                                                          ==========        ==========


  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                     ------------------------     ------------------------
                                                        1998          1997           1998          1997
                                                     ----------    ----------     ----------    ----------
Total revenues ...................................   $  44,921     $  59,525      $ 147,721     $ 172,628

Expenses:
    Wages and related ............................      23,642        28,789         76,089        88,333
    Other operating ..............................      17,779        22,013         54,955        63,214
    Rent .........................................       3,606         3,966         11,272        12,352
    Interest (excludes contractual interest not
       accrued on prepetition debt of $4,965 and
       $6,565 in the three and nine months ended
       September 30, 1998, respectively) .........         826         5,104         10,742        14,698
    Depreciation and amortization ................       2,299         2,538          6,869         7,264
                                                     ---------     ---------      ---------     ---------
       Total expenses ............................      48,152        62,410        159,927       185,861
                                                     ---------     ---------      ---------     ---------
Loss before reorganization items and income
       tax benefit ...............................      (3,231)       (2,885)       (12,206)      (13,233)
Reorganization items .............................         907            --          1,775            --
                                                     ---------     ---------      ---------     ---------
Loss before income taxes .........................      (4,138)       (2,885)       (13,981)      (13,233)
Income tax benefit ...............................          --          (929)            --        (4,262)
                                                     ---------     ---------      ---------     ---------
Net loss .........................................   $  (4,138)    $  (1,956)     $ (13,981)    $  (8,971)
                                                     =========     =========      =========     =========

Net loss per share ...............................   $   (0.64)    $   (0.30)     $   (2.18)    $   (1.41)

Common shares used in per share calculation ......       6,422         6,422          6,422         6,354


  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                          UNISON HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ------------------------
                                                                      1998          1997
                                                                   ----------    ----------
Net cash provided by (used in) operating activities (including
   changes in all operating assets and liabilities) .............   $  4,348      $ (7,176)
                                                                    --------      --------
Investing activities:
    Purchase of equipment and leasehold improvements ............     (2,124)       (2,311)
    Increase in intangible assets ...............................         --           (60)
    Increase in lease deposits and other assets .................     (1,547)         (958)
    Acquisitions, net of cash acquired ..........................         --          (659)
                                                                    --------      --------
         Net cash used in investing activities ..................     (3,671)       (3,988)
                                                                    --------      --------
Financing activities:
    Net increase (decrease) in borrowings under revolving
       lines of credit ..........................................       (533)        9,395
    Proceeds from borrowings ....................................         --         3,950
    Debt payments ...............................................     (1,621)      (13,227)
    Checks drawn in excess of bank balances .....................         63        (2,068)
    Debt issue costs ............................................        (56)         (503)
    Other items .................................................         --             8
                                                                    --------      --------
         Net cash provided by (used in) financing activities ....     (2,147)       (2,445)
                                                                    --------      --------
Net decrease in cash ............................................     (1,470)      (13,609)
Cash and cash equivalents at beginning of period ................      5,295        17,409
                                                                    --------      --------
Cash and cash equivalents at end of period ......................   $  3,825      $  3,800
                                                                    ========      ========
Supplemental disclosures:
Cash paid for:
    Interest ....................................................   $  2,764      $ 11,272
    Income taxes ................................................         --         1,299
Acquisition of leased facilities:
    Increase in assets ..........................................         --         1,100
    Liabilities assumed and incurred ............................         --           441
Conversion of debentures into shares of common stock ............         --           800
Equipment purchased under capital leases ........................         --           568
Accounts payable converted to debt ..............................         --         2,177


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998.

     Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

     The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $2.0 million and $285,000 for the three months ended September 30, 1998 and 1997 and $3.2 million and $795,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is due primarily to: (i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; (iii) an increase of other patient accounts receivable that have been determined to be uncollectible; and (iv) a reserve for notes receivable from former affiliates of acquired companies. See Part II, Item 1, "Legal Proceedings". The allowance for doubtful accounts totaled $9.2 million at September 30, 1998 and $7.4 million at December 31, 1997.

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

     LIABILITIES SUBJECT TO COMPROMISE. During the Chapter 11 process, Unison and its subsidiaries (the "Debtors") are operating their businesses and managing their properties as debtors-in-possession under authority of the Bankruptcy Code. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for reorganization under the federal bankruptcy laws are stayed while the Debtors are in bankruptcy. These claims are set forth in the September 30, 1998 balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property and equipment. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), interest on unsecured, prepetition obligations of the Debtors ceased to accrue on the filing date.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payables to vendors deemed essential to the continued operation of Unison's business ("Essential Vendor Claims") and employee wages and benefits.

     Liabilities subject to compromise consist of the following (in thousands):

          12 1/4% Senior Notes................................    $100,000
          13% Senior Notes....................................      20,000
          Notes payable and long-term debt ...................      24,922
          Trade payables......................................       5,376
          Accrued interest....................................      11,486
          Other...............................................       6,221
                                                                  --------
                                                                  $168,005
                                                                  ========

     REORGANIZATION ITEMS. Reorganization items in the consolidated statements of operations are comprised primarily of professional fees.

3.   DISPOSITIONS

     As part of the Company's restructuring plans, the Company has identified long-term care facilities for disposition, which the Company believes will facilitate the restructuring. As part of these plans, the Company terminated the leases of 11 long-term care facilities during the first nine months of 1998 and one facility in November 1998 (the "Dispositions"). As of November 30, 1998, seven facilities representing 642 beds remain held for disposition (the "Disposition Facilities"). Of the seven Disposition Facilities, six are leased from Omega and, as part of the Plan, Omega will release the Company from its obligations related to these facilities. Unison also plans to sell Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to Unison facilities and to third parties. There can be no assurance that the Company's disposition plan as implemented will prove to be successful or that these dispositions have occurred or will occur on terms favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     In June 1998, Unison reached an agreement in principle (the "Term Sheet") with respect to a restructuring of the Company's debt and equity with Omega and the Ad Hoc Committee. The Company also obtained a continuation of its accounts receivable-backed line of credit with HealthCare Financial Partners ("HCFP") in the amount of $11.0 million (the "HCFP DIP Loan") that is available to Unison for working capital needs during the Chapter 11 process. Unison did not at that time reach an agreement with Messrs. Kremser and Whitehead, shareholders and former directors to whom the Company has various debt obligations. The Term Sheet formed the basis for the Company's Plan of Reorganization, which was filed with the Bankruptcy Court on August 10, 1998. The Term Sheet expired on September 30, 1998. On October 16, 1998, Unison filed an amended Plan of Reorganization (the "Plan) with the Bankruptcy Court, which includes an agreement with Messrs. Kremser and Whitehead. The significant provisions of the Plan (as modified on November 17, 1998) are as follows. As used herein,

"Reorganized Unison" means the Company, as reorganized and reconstituted, pursuant to the Plan on the effective date of the Plan (the "Effective Date").

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

     * Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), will be paid in cash. The Company estimates that the aggregate amount of Convenience Claims is approximately $692,000 and the Company will pay up to $600,000 to satisfy these claims. Essential Vendor Claims, defined in the Plan as payable to vendors deemed essential to the continued operation of Unison's business, will be paid in cash the lesser amount of the allowed claim or a pro rata portion of $4.4 million. The Company estimates that there will be approximately $1.0 million of Essential Vendor Claims on the effective date of the Plan (the "Effective Date"). Trade Unsecured Claims, defined in the Plan as payables to other trade vendors (with certain exclusions), will receive (a) in cash the lesser of (i) 35% of the allowed amount of the claim and (ii) a pro rata portion of $1.4 million, plus (b) approximately 0.11% of the shares of New Common Stock. The Company estimates that Trade Unsecured Claims will amount to approximately
          $3.4 million. All other general unsecured creditors, including the holders of the 12 1/4% Senior Notes and the 13% Senior Notes, will share PRO RATA in (i) approximately 90.8% of the shares of New Common Stock; and (ii) a new senior debt security (the "New Senior Note") in the amount of approximately $25.2 million. The New Senior Note will bear interest at 11.0% and will mature four years from the Effective Date. As a result of a subordination agreement related to the 13% Senior Notes, the distribution of New Senior Notes and New Common Stock will be reallocated as amongst the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to the subordination agreement (the "Consenting Noteholders"). As a result of this reallocation: (a) the holders of the 13% Senior Notes will receive New Senior Notes equal to 100% of their allowed claims ($22.1 million); (b) the Consenting Noteholders will receive only New Common Stock; and (c) distributions to all other holders of general unsecured claims will be unaffected by this reallocation. The Company estimates that the aggregate amount of general unsecured claims, other than Convenience Claims, Essential Vendor Claims, Trade Unsecured Claims, and claims of the Whitehead Affiliates, is approximately $137.5 million.

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

RESULTS OF OPERATIONS

     The following table summarizes selected operating statistics.

                                                              At September 30,
                                                              ----------------
                                                              1998       1997
                                                              ----       ----
Leased and Owned Facilities:
    Number of facilities....................................    43         54
    Number of licensed beds:
       Long-term care....................................... 3,957      4,770
       Assisted and independent living......................   233        325

Managed Facilities:
    Number of facilities....................................    --          1
    Number of licensed beds.................................    --         71

Institutional Pharmacies:
    Number of outlets.......................................     2          2
    Nonaffiliated facilities served.........................    37         52

Laboratory Services:
    Number of laboratories..................................     3          3
    Nonaffiliated entities served...........................   252        275

Therapy Services:
    Nonaffiliated entities served...........................   111        107


      The following table identifies the Company's sources of net operating revenues.

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----
Percentage of total revenues:
     Long term care ..................   75.7%     75.9%       75.1%     76.4%
     Therapy services ................   13.2      14.9        14.1      14.8
     Pharmacy services ...............    7.2       5.6         7.1       5.1
     Laboratory services .............    3.3       2.8         3.0       2.9
     Medicare Part B billing and
       supply ........................    0.6       0.8         0.7       0.8
                                        -----     -----       -----     -----
         Total........................  100.0%    100.0%      100.0%    100.0%
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

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    -----------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----

Medicare.............................    27.1%     34.5%       29.7%     33.4%
Private and other....................    16.3      15.5        16.3      15.7
                                        -----     -----       -----     -----
Quality mix..........................    43.4      50.0        46.0      49.1
Medicaid.............................    56.6      50.0        54.0      50.9
                                        -----     -----       -----     -----
     Total...........................   100.0%    100.0%      100.0%    100.0%
                                        =====     =====       =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     In the third quarter of 1998, Unison recorded a net loss of $4.1 million, or $0.64 per share, compared to a net loss of $2.0 million, or $0.30 per share, in the prior year quarter. Loss before income taxes amounted to $4.1 million in the 1998 third quarter compared to $2.9 million in the same period in 1997.

     Total revenues decreased $14.6 million, or 24.5%, to $44.9 million in the 1998 third quarter from $59.5 million in the comparable 1997 quarter. Net patient service revenues decreased from $57.8 million in the 1997 third quarter to $44.5 million in the current period. Of the decrease in net patient service revenues, approximately $6.7 million is attributable to the disposition of facilities and $2.2 million is the result of a decrease in revenues of the ancillary companies. The balance of the decrease in net patient service revenues is due to an aggregate decline in occupancy and quality mix in the long-term care facilities. Patient days decreased from 382,936 in the 1997 third quarter to 306,760 in the current period. Average occupancy decreased from 81.8% in the 1997 period to 79.1% in the current period. The decrease in occupancy is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy will improve as it implements the Plan. Quality mix decreased from 50.0% in the third quarter of 1997 to 43.4% in the third quarter of 1998. Other operating revenues decreased from $1.7 million in the 1997 third quarter to $427,000 in the current period, due primarily to a decrease in management fees.

     Wages and related expenses decreased $5.2 million, or 17.9%, from $28.8 million in the 1997 third quarter to $23.6 million in the current quarter. Of this decrease, approximately $3.6 million is due to the disposition of facilities, with the balance of the decrease due primarily to a decrease in wages and related expenses of the ancillary companies. Wages and related expenses as a percentage of revenues amounted to 52.6% in 1998 and 48.4% in 1997.

     Other operating expenses decreased $4.2 million, or 19.2%, from $22.0 million in the 1997 third quarter to $17.8 million in the 1998 third quarter. Of this decrease, approximately $2.5 million is due to the disposition of facilities. Other operating expenses of the corporate and regional offices decreased by approximately $1.0 million from the prior year period. The provision for doubtful accounts increased from $285,000 in the 1997 third quarter to $2.0 million in the current period. The increase is due primarily to:
(i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; (iii) an increase in other patient accounts receivable that have been determined to be uncollectible; and (iv) a reserve for notes receivable from former affiliates of acquired companies. See Part II, Item 1, "Legal Proceedings". The balance of the decrease in other operating expenses is due primarily to cost controls in the long-term care facilities. Other operating expenses as a percentage of revenues amounted to 39.6% in the 1998 third quarter and 37.0% in the 1997 period.

     Rent expense decreased from $4.0 million in the 1997 third quarter to $3.6 million in the 1998 period. The decrease is due to the disposition of facilities. Rent expense as a percentage of revenues was 6.7% in the 1997 third quarter and 8.0% in the current quarter.

     Interest expense amounted to $826,000 in the 1998 third quarter compared to $5.1 million in the 1997 third quarter. In accordance with SOP 90-7, the Company is not accruing interest on unsecured, prepetition debt during the Chapter 11 proceedings.

     Depreciation and amortization expense decreased from $2.5 million in the 1997 third quarter to $2.3 million in the 1998 third quarter. The decrease is due to the disposition of facilities, net of depreciation on 1998 capital expenditures. Depreciation and amortization expense as a percentage of revenues amounted to 5.1% in the current period compared to 4.3% in the prior year period.

     Reorganization items amounted to approximately $907,000 in the 1998 third quarter. Reorganization items are comprised primarily of professional fees.

     Unison did not record an income tax benefit related to the 1998 third quarter loss. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be eliminated. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits. For the 1997 third quarter, Unison recorded an income tax benefit of $929,000. The effective rate of 32.2% is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses that are not deductible for tax; (ii) taxable income of certain subsidiaries that are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, Unison recorded a net loss of $14.0 million, or $2.18 per share, compared to a net loss of $9.0 million, or $1.41 per share, for the 1997 period. Loss before income taxes amounted to $14.0 million in 1998 compared to $13.2 million in the 1997 period

     Total revenues decreased $24.9 million, or 14.4%, to $147.7 million in the 1998 period from $172.6 million in 1997. Net patient service revenues decreased from $167.4 million in the 1997 period to $146.4 million in the current period. Of the decrease in net patient service revenues, $15.2 million is attributable to the disposition of facilities and the balance of the decrease is due to an aggregate decline in occupancy and quality mix in the long-term care facilities. Patient days decreased from 1,150,385 in the 1997 period to 990,633 in the current period. Average occupancy decreased from 81.5% in the 1997 period to 80.0% in the current period. The decrease in occupancy is due primarily to the negative perception of Unison as a result of the bankruptcy filings. Management believes that Unison's average occupancy will improve as it implements the Plan. Quality mix decreased from 49.1% in the 1997 period to 46.0% in the current period. Other operating revenues decreased from $5.2 million in the 1997 period to $1.3 million in the current period, due primarily to a decrease in management fees.

     Wages and related expense decreased $12.2 million, or 13.9%, from $88.3 million in the 1997 period to $76.1 million in the current period. Of this decrease, approximately $7.9 million is due to the disposition of facilities. Wages and related expenses of the corporate and regional offices decreased by approximately $3.0 million from the prior year period. The balance of the decrease is due to cost controls at the long-term care facilities and the ancillary companies. Wages and related expense as a percentage of revenues amounted to 51.5% in the current period compared to 51.2% in 1997.

     Other operating expenses decreased $8.3 million, or 13.1%, from $63.2 million in the 1997 period to $55.0 million in the 1998 period. Of this decrease, approximately $5.8 million is due to the disposition of facilities.

Other operating expenses of the corporate and regional offices decreased by $3.3 million. The provision for doubtful accounts increased from $795,000 in the 1997 period to $3.2 million in the current period. The increase is due primarily to:
(i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and an increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; (iii) an increase in other patient accounts receivable that have been determined to be uncollectible; and (iv) a reserve for notes receivable from former affiliates of acquired companies. See Part II, Item 1, "Legal Proceedings". The balance of the decrease in other operating expenses is due primarily to cost controls in the long-term care facilities. Other operating expenses as a percentage of revenues amounted to 37.2% in the current period and 36.6% in the prior year period.

     Rent expense decreased $1.1 million, or 8.7%, from $12.4 million in the 1997 period to $11.3 million in the 1998 period. The decrease is due to the disposition of facilities. Rent expense as a percentage of revenues was 7.6% in the current period compared to 7.2% in the prior year period.

     Interest expense amounted to $10.7 million in the 1998 period compared to $14.7 million in the 1997 period. In accordance with SOP 90-7, the Company is not accruing interest on unsecured, prepetition debt during the Chapter 11 proceedings.

     Depreciation and amortization expense decreased from $7.3 million in the first nine months of 1997 to $6.9 million in the 1998 period. The decrease is due primarily to the disposition of facilities, net of depreciation on 1998 capital expenditures. Depreciation and amortization expense as a percentage of revenues amounted to 4.7% in the current period compared to 4.2% in the prior year period.

     Reorganization items amounted to approximately $1.8 million in the nine months ended September 30,1998. Reorganization items are comprised primarily of professional fees.

     Unison did not record an income tax benefit related to the 1998 loss. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be eliminated. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits. For the 1997 period, Unison recorded an income tax benefit of $4.3 million. The effective tax rate of 32.2% in 1997 is lower than the statutory federal income tax rate due primarily to: (i) amortization of intangible assets and other expenses that are not deductible for tax; (ii) taxable income of certain subsidiaries that are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets.

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


LIQUIDITY AND CASH FLOWS

LIQUIDITY

     At September 30, 1998, Unison had cash and cash equivalents amounting to $3.8 million compared to $5.3 million at December 31, 1997.

     Unison traditionally has financed its working capital needs out of its operating cash flows and under an accounts receivable-backed revolving credit facility. As approved by the Bankruptcy Court, this credit facility was replaced in 1998 with the $11.0 million HCFP DIP Loan, which bears interest at the prime rate plus 4.0% (11% at November 30, 1998). As of September 30, 1998, borrowings under the HCFP DIP Loan amounted to $6.6 million, which was the maximum amount available based on the level of collateral on that date.

     Unison's cash flows from operations and draws under its existing line of credit will not be sufficient to meet its short-term and long-term debt service and capital requirements, absent a substantial restructuring of its debt and lease obligations. Unison did not make the scheduled payments of interest in 1998 on the 12 1/4% Senior Notes and the 13% Senior Notes, as well as payments on many other debt obligations. See Part II, Item 3, "Defaults Upon Senior Securities". If the Company is successful successful in implementing the Plan, Unison's leverage will be substantially reduced and management believes that the Company will have sufficient cash flow to meet its near future debt service obligations and working capital requirements. If the Plan is not confirmed, the alternatives include the liquidation of Unison under Chapter 7 of the Bankruptcy Code or the confirmation of an alternative Chapter 11 plan of reorganization. The Company believes that the Plan will result in a more timely and greater ultimate recovery to its creditors and stockholders than would be the case under Chapter 7. Based on a liquidation analysis provided to the Bankruptcy Court and creditors, the Company believes that in a Chapter 7 proceeding, its general unsecured creditors would receive, at best, a minimal distribution. Unison could attempt to formulate a different plan of reorganization. The Company believes, however, that significant additional costs, risks and delays would be incurred in connection with an alternative plan. While there can be no assurance that the current Plan will be confirmed, the Company believes that it is unlikely that any alternative plan could be developed which would provide greater value or certainty of closure.

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

CASH FLOWS

     Cash provided by operations for the nine months ended September 30, 1998 amounted to $4.3 million, in spite of the operating loss recorded by the Company. This is due primarily to an increase in accounts payable and accrued expenses, including those subject to compromise, in excess of an increase in accounts receivable and other current assets.

     Net accounts receivable increased from $32.9 million at December 31, 1997 to $35.1 million at September 30, 1998. The allowance for doubtful accounts increased over this period by approximately $1.8 million. See " - Results of Operations". The Company anticipates that the allowance for doubtful accounts will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at September 30, 1998, if days outstanding in accounts receivable increase in future periods there will be an increase in the provision for doubtful accounts.

     Net cash used in investing activities amounted to $3.7 million in the nine months ended September 30, 1998. Routine capital expenditures amounted to $2.1 million and cash used for security deposits and other assets amounted to $1.5 million.

     Net cash used in financing activities amounted to $2.1 million in the nine months ended September 30, 1998 due to debt payments and a decrease in borrowings under the Company's revolving line of credit. At September 30, 1998, Unison had $170.7 million in total debt, including amounts subject to compromise, (139.1% of total capitalization) compared to $172.8 million at December 31, 1997 (124.5% of total capitalization).

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

     Some of Unison's information systems have time-sensitive software that will not properly recognize the year 2000. Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has formed a task force to guide its year 2000 readiness efforts to ensure that its computer software, hardware and embedded systems are capable of accurately processing, providing and receiving date data from the 20th into the 21st century. Unison believes that with modifications to existing hardware and software and conversions to new hardware and software, the Company will be year 2000 ready by the end of 1999 and the year 2000 issue will not pose significant operational problems for its computer systems.

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

     On December 10, 1998, an action styled AMERICAN PROFESSIONAL HOLDINGS, INC. [SIC] V. JOHN L. MAGUIRE, W. JEROME MCGEE, AND HAROLD N. MCKINNEY was filed in the Bankruptcy Court (Adversary No. 98-861). American Professional Holding, Inc. ("Ampro") is a wholly owned subsidiary of Unison, acquired on October 31, 1996. Messrs. Maguire, McGee and McKinney are former officers, directors and stockholders of Ampro. The complaint alleges breach of contract related to loans made by Ampro in June 1996 to the Defendants in the aggregate amount of $250,000. These loans were due and payable in full on December 15, 1997. The
Company is seeking damages in the amount of $292,674, which represents the aggregate principal amount of the loans plus accrued interest, and attorneys' fees and costs. Also on December 10, 1998, an action styled AMERICAN
PROFESSIONAL HOLDING, INC. V. ASSOCIATED SOLUTIONS, INC. was filed in the Bankruptcy Court (Adversary No. 98-862). Associated Solutions, Inc. ("ASI") is an affiliate of Messrs. Maguire, McGee and McKinney. The complaint alleges breach of contract related to a loan made by Ampro to ASI in March 1996 in the amount of $600,000. This loan was due and payable in full on December 15, 1997. The Company is seeking damages in the amount of $781,106, which represents the principal amount of the loan plus accrued interest, and attorneys' fees and costs.

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


ITEM 5.   OTHER INFORMATION

     On December 4, 1998, Donald D. Finney resigned as a member of Unison's board of directors. On December 22, 1998, John T. Lynch, Jr. also resigned as a director. As of the date of this Report, the Company had not filled the vacancies left by these resignations.


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

          27   Financial Data Schedule (included only in the EDGAR filing)


     (b)  Reports filed on Form 8-K:

          Unison filed the following reports on Form 8-K during the three months ended September 30, 1998:

          (1) Report dated August 10, 1998 stating that the Company's plan of reorganization and disclosure statement had been filed with the United States Bankruptcy Court. The plan of reorganization and disclosure statement were filed as Exhibit 99.1 to this Form 8-K.

          (2) Report dated September 24, 1998 announcing that the Company (i) revised its projected results of operations included in the disclosure statement filed with the United States Bankruptcy Court on August 10, 1998 and (ii) elected three new directors to fill vacancies on its Board of Directors.

Items 2 and 4 are not applicable.

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