Form 10-K
period 1998-12-31
RAINTREE HEALTHCARE CORP
filed 1999-04-15
CIK 1001769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 0-27374

                        RAINTREE HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            86-0684011
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                        15300 N. 90TH STREET, SUITE 100
                         SCOTTSDALE, ARIZONA 85260-2768
                                 (480) 423-1954
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 9, 1999, there were 7,593,697 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant on April 9, 1999 was approximately $21 million. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes [X]  No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        1998 ANNUAL REPORT ON FORM 10-K

                        RAINTREE HEALTHCARE CORPORATION

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   34

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   40

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   40

                                     PART I

     Certain statements contained in this Annual Report, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include, among others: delays in or inability to conclude transactions; unsuccessful implementation of its new business strategy; general economic and business conditions; competition; loss of customers; changes in applicable laws and regulations; availability, terms and deployment of capital in light of recent losses and cash flow shortfalls; cancellation of leases or contracts; demand fluctuations; adverse uninsured determinations in any existing or future litigation or regulatory proceedings; health care statutory or regulatory changes which disfavor the types of care delivered by the Company; reversal of the current limitations in the supply of long-term care facilities; and Year 2000 issues. Important factors which could cause results to vary also include the factors discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

ITEM 1.  BUSINESS

INTRODUCTION

     The Company is a Delaware corporation founded in 1992. The Company and its consolidated subsidiaries are referred to herein as "RainTree" or the "Company." The Company's principal executive offices are located at 15300 N. 90th Street, Suite 100, Scottsdale, Arizona, 85260.

     RainTree provides comprehensive long-term and specialty healthcare services. RainTree ranks as one of the 30 largest long-term care operators in the United States, operating facilities in six states clustered in the Midwest, Southwest and Southeast regions. These facilities include 32 long-term and specialty care facilities with 3,400 licensed beds and three independent or assisted living facilities with 214 units. In addition, RainTree currently manages six facilities for a third party. RainTree seeks to operate its businesses as an interrelated network of services to provide cost-effective long-term and specialty healthcare.

     RainTree's healthcare services include both traditional long-term care services and more specialized healthcare, such as rehabilitation, infusion and respiratory therapy. RainTree also provides, either directly or through third-party contracts, pharmaceutical services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.

     The Company operated under the protection of chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") from May 28, 1998 until January 31, 1999 (the "Effective Date"). The Company is refocusing its business strategy in order to revitalize, reposition and restore the Company's core business. See "-- Business Strategy." The restructuring began on January 7, 1998, when three of RainTree's subsidiaries, BritWill Investments -- I, Inc., BritWill Investments -- II, Inc. and BritWill Indiana Partnership (the "BritWill Debtors"), with operations in Texas and Indiana, filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The Chapter 11 filings were necessitated by actions taken by Omega Healthcare Investors, Inc. ("Omega") to terminate or otherwise enforce the terms of its lease agreements with the Company. RainTree, through its subsidiaries, leased 14 long-term care facilities from Omega under three master lease agreements. In addition, RainTree leased six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas") which were subject to a mortgage in favor of Omega (the "BritWill Texas Leases"). BritWill Texas is an affiliate of Bruce H. Whitehead, a major stockholder and creditor of RainTree and formerly chairman of its Board of Directors.

     RainTree initiated negotiations to reach a consensual restructuring of its debt and lease obligations with Omega, representatives of certain of the holders of its $100.0 million 12 1/4% Senior Notes due 2006 (the "12 1/4% Senior Notes") and $20.0 million 13% Senior Notes due 1999 (the "13% Senior Notes") (the "Ad

Hoc Committee"), and certain entities related to Mr. Whitehead (the "Whitehead Affiliates") and David A. Kremser (the "Kremser Affiliates"). On June 15, 1998, RainTree concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, an amended plan of reorganization (the "Plan") was filed. The significant elements of the Plan are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization". Under Bankruptcy Court supervision, the Company continued to manage and operate its business as a debtor in possession and, as described above, developed the Plan to restructure its financial affairs, including assuming or rejecting executory contracts and leases. The Plan was confirmed by the Bankruptcy Court effective January 31, 1999 (the "Effective Date").

EMERGENCE FROM CHAPTER 11 AND PLAN OF REORGANIZATION

     The Plan set forth a plan for repaying or otherwise compensating the Company's creditors in order of the relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan provided, among other things, for: (i) the conversion of substantially all of the Company's prepetition liabilities into equity interests in the Company and approximately $26 million of Senior Secured Notes due 2003; (ii) cancellation of all of the prepetition equity interests in the Company, including the old common stock; and (iii) restructuring of the Company's master lease for certain facilities with Omega. The Plan became effective and the Company emerged from Chapter 11 on the Effective Date. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRIOR TO THE CHAPTER 11 REORGANIZATION

     As described in greater detail elsewhere herein, the operating results and financial condition of the Company have been negatively impacted by a number of factors, including cash flow difficulties, increased costs due to acquisitions and rising litigation costs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Throughout 1997 and 1998, the Company's cash flows from operations and its available capital were insufficient to meet its operating expenses, lease obligations and debt service requirements. Consequently, when RainTree filed for bankruptcy, it was in breach and in default of the terms of material operating leases and indebtedness. As discussed below, the Company is in the process of implementing a new business strategy in an attempt to deal with these issues. See Item 2, "Properties" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization".

     The Company's historic acquisition strategy negatively impacted RainTree's financial performance. A key element of RainTree's business strategy was to expand through the acquisition of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary health care businesses or services. As a result of various acquisitions, the Company was faced with unforeseen contingencies affecting its new businesses including increased costs due to integrating the acquired operations into the overall enterprise. For example, difficulties in integrating acquired facilities within RainTree's financial reporting and management information systems were a substantial factor contributing to the need to restate RainTree's financial statements for the nine months ended September 30, 1996. Its financial reporting and management information systems were not adequate for the larger and more complex needs of the Company. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods.

     Additionally, the number of lawsuits initiated against the Company grew as its financial difficulties worsened, including suits with vendors, landlords and several class action lawsuits (which also involved certain of the Company's current and former directors and officers (among others) as named defendants). Such class action complaints generally asserted that the defendants knew, or were reckless in not knowing, that RainTree's results for the first nine months of 1996 were materially overstated, or misrepresented the capability of RainTree's internal accounting systems to reliably record and reflect its financial condition, among other things. See Item 3, "Legal Proceedings."

     As part of RainTree's reorganization, the Company has divested underperforming facilities that were unlikely to contribute to the Company's profitability. In connection with these divestitures, the Company terminated the leases of twelve long-term care facilities in 1998 and seven facilities in the 1999 first quarter (the "Disposition Facilities"). Most of the facilities were underperforming because of inadequate Medicaid reimbursement, low occupancy rates or adverse local market conditions. Of the Disposition Facilities, six were leased from Omega and, as part of the Plan, Omega released the Company from its obligations related to these facilities. RainTree currently manages these facilities on Omega's behalf.

     RainTree has also agreed to sell certain assets of Sunbelt Therapy Management Services, Inc. ("Sunbelt") and its subsidiaries. Sunbelt provides rehabilitation therapy services to certain RainTree facilities and third parties. The parties agreed to enter into definitive documentation as soon as practicable. It is anticipated that under the definitive agreement Paul Henderson and Paige Plash will purchase the therapy services contracts of Sunbelt's outpatient clinics, hospitals, home health, and other business not related to long-term care facilities. Messrs. Henderson and Plash, who were the president and vice president, respectively, of Sunbelt until April 1, 1999, will also acquire the therapy services contracts of two RainTree nursing facilities. As consideration for the purchase, it is anticipated that Messrs. Henderson and Plash will pay approximately $1.1 million in cash and assume certain Sunbelt liabilities. The terms of the proposed sale are subject to the negotiation of definitive documentation and are subject to change. In connection with the sale, RainTree expects to enter into an agreement with a third party to manage Sunbelt's remaining long-term care therapy operations.

INDUSTRY OVERVIEW

     RainTree believes there will continue to be significant business opportunities to provide healthcare services to long-term care residents in non-hospital settings, including both nursing facilities and assisted or independent living facilities. Certain factors that contribute to this growth potential are described below.

     Aging Population. The overwhelming majority of the patients in nursing facilities and residents in assisted or independent living facilities are over the age of 65. According to the United States Bureau of the Census, the number of people over the age of 65 in the United States has grown from approximately
25.6 million in 1980, or 11.3% of the population, to approximately 33.2 million in 1994, or 13% of the population, and is projected to increase to approximately 69 million, or 20% of the population, by 2030. The number of people age 85 and older is expected to double from 3.5 million in 1994 to 7 million in 2020, making this age group the fastest growing segment of the population. As the United States population ages, the demand for the types of services that RainTree provides is expected to increase.

     Cost Containment Pressures. Governmental and private pay sources have adopted cost containment measures, which encourage reduced lengths of stay in acute care hospitals. Many of the patients being discharged, in particular elderly patients, require additional skilled nursing care and specialty healthcare services, such as those provided by RainTree. The Balanced Budget Act of 1997 (the "Balanced Budget Act") mandates that, beginning with cost reporting periods on or after July 1, 1998, skilled nursing facilities will receive a fixed payment for services to Medicare patients. Any subsequently adopted healthcare reform proposals are expected to continue to emphasize the cost containment efforts included in healthcare reform legislation. See
"-- Government Regulation".

     Advances in Medical Technology. Innovations in medical equipment and new treatment methodologies have lengthened life expectancies, increasing the number of individuals requiring specialized care and supervision. The incidence of chronic illness increases with age, particularly certain degenerative conditions. In the past, the level of care required by many of these individuals was not generally available outside acute care hospitals. However, long-term care providers such as RainTree have become a more attractive alternative to acute care hospitals in certain instances due to technological advances that have enabled long-term care providers to offer services to patients less expensively than acute care hospitals.

     Limitations in the Supply of Long-Term Care Facilities. In many areas the number of available long-term care beds has not grown as quickly as demand in recent years. Many states (but not all of the states in which RainTree operates) have enacted certificate of need or similar legislation which generally limits the construction of long-term care facilities and the addition of beds or services in existing facilities. Furthermore, high construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the numbers of facilities. As a result, the Company believes that the supply of long-term care facilities may not grow as quickly as the demand for such facilities. See "-- Government
Regulation -- Certificates of Need".

     Industry Consolidation. The long-term care industry is highly fragmented. There are approximately 17,000 long-term care facilities in the United States, which contain a total of approximately 1.8 million licensed beds. The 50 largest long-term care providers operate approximately 5,000 facilities comprising approximately 500,000 licensed beds, or 28% of the industry total. In recent years, the long-term care industry has been subject to competitive pressures and uncertainty with regard to future changes in governmental regulations, which have resulted in a trend toward consolidation, especially of smaller, local operators into larger, more established regional or national providers. The increasing complexity of medical services provided, growing regulatory and compliance requirements and increasingly complicated and potentially volatile reimbursement systems have resulted in the consolidation of operators who lack sophisticated management information systems, operating efficiencies and financial resources to compete effectively. The Company believes, however, that the pace of consolidation has slowed substantially during the past year. In response to the negative financial impact of the new Medicare prospective payment system, increased government regulatory activity, and high levels of debt resulting from acquisitions, many of the industry's larger companies have suspended their acquisition programs and, in some cases, are divesting of non-strategic assets. See "-- Business Strategy " and "-- Government Regulation".

BUSINESS STRATEGY

     As discussed elsewhere herein, RainTree restructured its debt and certain lease obligations, disposed of underperforming business operations, and is in the process of settling significant lawsuits. After emerging from Chapter 11, RainTree has changed its operating strategy in order to focus on patient care. By divesting itself of less productive facilities, the Company is now in a position to concentrate on its core business of caregiving. The Company is currently working to implement the business strategy set forth below, while striving to regain the confidence of its employees, regulators, vendors and investors by proving it is a viable and competitive concern. RainTree also is in the process of redirecting its efforts in identifying, recruiting and training top quality employees who will be instrumental in implementing the Company's business strategy.

     RainTree's overall business strategy is to become a preferred provider of long-term and specialty healthcare services in its markets by offering high quality, cost competitive, long-term healthcare services. The key components of the Company's strategy are as follows.

     Improve Payor Quality, Occupancy Levels and Operating Margins. RainTree is focused on improving its payor quality mix and occupancy levels. The profitability of caring for private-pay and Medicare patients is generally higher than that of Medicaid patients. RainTree's marketing efforts are focused on the hospital and medical community in each market to promote higher occupancy levels and improved payor mix at its long-term care facilities and assisted or independent living centers.

     RainTree seeks to improve its profitability by attempting to obtain an increasing proportion of its revenue from specialized healthcare services, which typically generate higher profit margins than basic long-term nursing care. Specialty healthcare services are developed in cooperation with, and in accordance with, the needs of the local medical community. Specialty programs are developed by the Company's directors of admissions and facility administrators working directly with local hospital discharge planners and physicians. Management believes that this approach generally has been well received by local medical communities. See "-- Government Regulation -- The Balanced Budget Act".

     Provide High Quality Care on an Economic Basis. RainTree seeks to position each of its facilities as a high quality provider in its respective market, but to do so on a cost-effective basis. RainTree believes that it provides quality patient care and is generally successful in maintaining regulatory compliance. See "-- Operations -- Quality Management".

     Contain Costs. RainTree believes that the increasing penetration of managed care and the new Medicare prospective payment system will intensify the focus on containing costs. RainTree establishes detailed operating budgets at its facilities and the administrator is responsible for adherence to these budgets. Monitoring the performance of these budgets at the facility level is necessary to enable RainTree to control operating costs. See "-- Government Regulation -- The Balanced Budget Act".

     Concentrate Healthcare Facilities in Geographic "Clusters." RainTree has in the past sought to acquire facilities that fit within existing geographic regions or "clusters," and to enter new markets through clustered acquisitions. Clustering is intended to attempt to capture local economies of scale by providing ancillary services, purchasing, marketing, information systems, risk management, accounting, reimbursement and quality control to geographically concentrated facilities. The cluster strategy is based on the belief that clustering facilities will enable RainTree to leverage management across a larger base of patient revenue and efficiently monitor individual facilities, ensuring high quality patient care. The clustering strategy was to enable RainTree to leverage the addition of ancillary services over a larger patient base. The acquisition of Signature Health Care Corporation and affiliates ("Signature") in 1996, which included the acquisition of five long-term care facilities in the Denver, Colorado area, is an example of this strategy. Although RainTree's acquisition program has been curtailed for the indefinite future, the Company has maintained its cluster strategy by divesting of facilities that were in isolated areas.

PATIENT SERVICES

     RainTree provides long-term care services, including independent living services and subacute care services, all of which are provided primarily to the elderly. Independent living facilities that offer assistance with activities of daily living are appropriate for those among the elderly requiring limited healthcare services. Assisted living facilities are appropriate for residents in need of greater assistance, but who do not need the services of a skilled nursing facility. Assisted living facilities provide nutritional, housekeeping, and limited medical services. For the elderly and other patients in need of specialized support, rehabilitation, nutrition, respiratory therapies and other treatments, skilled nursing care is often required. The provision of specialized subacute services within skilled nursing facilities also responds to the needs of patients requiring intense and specialized treatment and rehabilitation therapy services immediately after hospitalization.

     Assisted and Independent Living Services. Services and facilities at assisted and independent living centers include central dining facilities, limited nursing services, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. These facilities provide fewer nursing and medical services than are provided at RainTree's long-term care facilities. RainTree believes that the availability of healthcare services and assistance with the activities of daily living are significant reasons that residents move to an assisted or independent living center.

     Skilled Nursing Care Services. RainTree's skilled nursing facilities provide basic healthcare services, including room and board, dietary services, recreational therapy, social services, housekeeping, laundry and nursing services. In addition, the nursing facilities dispense medications and otherwise follow care plans prescribed by the patient's physician. RainTree's nursing facilities are licensed by state licensing agencies and are extensively regulated at the federal, state, and local level.

     Subacute and Other Specialty Care Services. RainTree's facilities currently offer a wide variety of subacute and specialty healthcare services, which may include: (i) intensive rehabilitation services; (ii) wound management;
(iii) enteral and parenteral feeding programs; (iv) intravenous drug administration, including chemotherapy; (v) respiratory therapy; (vi) orthopedic rehabilitation; and (vii) other specialized subacute services. RainTree provides care to certain types of patients with specialized needs through designated units such as those for the treatment of Alzheimer's disease and other conditions. These units are located in specially designed sections within selected facilities and are staffed by specially trained personnel. In addition to providing care tailored to the unique needs of patients within these units, these services include education and support to the patients' families. These units generally receive higher levels of reimbursement.

The daily cost to patients for RainTree's specialty services are generally significantly less than the cost charged for similar services by acute care hospitals. See "-- Government Regulation -- The Balanced Budget Act".

PAYOR MIX

     Medicare, Medicaid, and other payor sources each pay at different rates, which are customarily expressed as rates per patient day. Changes in the mix of a facility's patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility's operations because of the widely varying rates of payment between these various payors. The following table sets forth RainTree's mix of payor sources throughout the periods presented.

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                 SOURCE OF REVENUES                    1998      1997      1996
                 ------------------                   ------    ------    ------
Medicare............................................   28.5%     32.1%     29.5%
Private and other...................................   16.3      16.2      17.0
                                                      -----     -----     -----
          Quality mix...............................   44.8      48.3      46.5
Medicaid............................................   55.2      51.7      53.5
                                                      -----     -----     -----
          Total.....................................  100.0%    100.0%    100.0%
                                                      =====     =====     =====

OPERATION OF LONG-TERM CARE FACILITIES

     RainTree is responsible for the day-to-day operation of both leased and managed facilities. These responsibilities include recruiting, hiring and training all nursing and other personnel and directing the full scope of activities that are necessary to operate the facilities. In general, these activities include direct patient care, nursing services, food service, social services and resident activity programs, housekeeping and maintenance, business office services including billing and accounts receivable management, accounts payable, accounting and finance, cash management, debt management, quality assurance, risk management, legal services, marketing and regulatory compliance. RainTree provides additional support by providing liability, workers compensation, and casualty insurance for all of its facilities and ancillary companies.

     Organization. With respect to its long-term and specialty care facilities, RainTree maintains four regions, each of which is supervised by a regional director. The regional director is supported by a clinical operations specialist and a financial consultant who are employed by RainTree. Daily operations of each facility are supervised by an on-site licensed administrator. The administrator at each facility is primarily responsible for adherence to RainTree's standards of practice. Each facility administrator's incentive compensation is based, in part, on the achievement of specified quality objectives. Clinical operations specialists provide individualized on-site training to direct care givers. Clinical operations specialists also conduct mock state and federal surveys in advance of scheduled annual surveys. The administrator of each facility is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff and a business office staff.

     Quality Management. RainTree maintains a quality improvement program that is focused on important aspects of care and critical key indicators that measure the quality of care provided to its patients. The program is an internal facility process focused on involvement by direct caregivers. Reporting is monitored by RainTree's clinical operations specialists under the direction of the Vice President of Clinical Services. Monthly reports are used to monitor adherence to the standards of care established by RainTree's quality improvement program. On-site visits are conducted by specially trained healthcare professionals. The quality improvement program is designed to provide patients with better care, and thus a higher quality of life.

     Company-wide, RainTree's facilities had 204 on-site visits from government agencies during the period from January 1, 1998 through December 31, 1998. The average number of deficiencies cited during these reviews was 5.9, compared to a national average of 8.0 in the states in which RainTree operates. The Company has reduced substandard quality of care deficiencies from 5.7% of total surveys in 1996 to 1.3% in 1998, compared to a national average of 11.9% in the states in which RainTree operates. As of April 13, 1999, RainTree had no outstanding deficiencies for substandard quality of care.

     Marketing. RainTree's marketing efforts are designed to promote higher occupancy levels and improved payor quality mix. Quality mix improved from approximately 41.5% in 1994 to approximately 48.3% in 1997 but declined in 1998 to approximately 44.8%. Average occupancy in the nursing facilities was 78.3% in 1996, 83.5% in 1997 and 80.4% in 1998. The decrease in quality mix and occupancy in 1998 is due primarily to the negative perception of RainTree as a result of the bankruptcy. Management believes that RainTree's average occupancy rate should improve as consumer confidence grows. Quality mix, however, may be adversely affected by the new Medicare prospective payment system. See
"-- Government Regulation -- The Balanced Budget Act".

     RainTree believes that the long-term healthcare and assisted and independent living industries are driven by local market forces and that patients and referral sources are generally located in the immediate geographic area of the facility. RainTree's marketing strategy emphasizes the role and performance of the administrator and director of admissions in marketing and promoting the services offered by RainTree facilities to each local community.

     RainTree's marketing program is focused on market analysis, competitive services, sales training, and accountability and tracking systems. Quantitative and systematic reporting and analysis is monitored by the regional directors of operations. Market specific information, along with weekly and monthly reporting, is used to monitor adherence to the standards established by RainTree. The hub of this strategy is the local facility administrator and the director of case management. These individuals are responsible for establishing and building relationships with various referral sources including general and specialty physicians, hospital administration and discharge planners, insurance case managers and other local community organizations. RainTree seeks to use their input in conjunction with demographic and medical data analysis to identify specific market needs, and to introduce new services where appropriate. The facilities also are involved in community affairs in order to maintain public awareness of their services.

ANCILLARY SERVICES

     RainTree provides ancillary services, either directly or through third-party contracts, to the residents of nursing facilities in response to physician orders. The major ancillary services include physical, speech and occupational therapies, pharmaceuticals, parenteral and enteral nutrition, infusion and respiratory therapies and laboratory services.

     Management of each of the ancillary services companies described below reports to RainTree's chief executive officer. RainTree's corporate management team provides oversight in the areas of cash management, budgeting, accounting controls, staffing and detailed review of financial results. RainTree also (i) directs the ancillary companies' growth and marketing strategies and accounts receivable management and (ii) implements the integration of the companies and oversees the quality of services to RainTree facilities. RainTree provides additional support to its ancillary companies in the areas of risk management, legal services, regulatory compliance, government reimbursement, management information systems and purchasing. A number of the ancillary companies' supply contracts with major vendors are in the name of RainTree. In addition, bank loans and equipment leases provided to the ancillary companies are negotiated by RainTree's senior management, and general liability, workers compensation and casualty insurance for all of RainTree's subsidiaries is provided under RainTree's policy.

     Laboratory. American Professional Holding, Inc. ("Ampro") operates three medical reference laboratories located in Dallas, Texas, Poplar Bluff, Missouri and Memphis, Tennessee, and three satellite offices located in Austin, Texas and Fort Worth, Texas. As of February 28, 1999, Ampro provided laboratory services to 10 RainTree-affiliated and 110 non-affiliated nursing facilities in Texas, 20 non-affiliated nursing facilities in Tennessee, 185 non-affiliated medical facilities in Missouri and five RainTree-affiliated nursing facilities in Colorado.

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

     Pharmacy. Quest Pharmacies, Inc. ("Quest") is a comprehensive, full-service long-term care pharmacy and medical supply company that provides services through two institutional pharmacies located in Longview, Texas and Bloomington, Indiana. Quest has grown from a pharmacy servicing 15 long-term care facilities in September 1995 to a highly diversified organization that services, as of February 28, 1999, 10 RainTree-affiliated and 23 non-affiliated skilled nursing facilities in East Texas; seven RainTree-affiliated and 16 non-affiliated skilled nursing facilities in Indiana; and 14 other RainTree-affiliated nursing facilities in Alabama, Arizona and Colorado. Quest's specialized services include pharmacy, wound care, medical supplies, enteral therapies, infusion management, IV nurse consultants and Medicare Part B services. Quest's clinical pharmacists provide consulting, medical records services, educational seminars and continuing education programs. Quest seeks to provide services that assist its clients in controlling costs and complying with regulatory and medical standards.

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

     Therapy. Sunbelt provides physical therapy, occupational therapy and speech language pathology services through RainTree-affiliated facilities and non-affiliated long-term care facilities. It is anticipated that a portion of the assets of Sunbelt will be sold pending the negotiation of definitive documentation. See "-- Prior to the Chapter 11 Reorganization." As of February 28, 1999, Sunbelt provided services through 177 contracts, which included 31 RainTree-affiliated facilities.

     For financial reporting purposes, RainTree has four reportable segments:
(i) long-term and specialty care, including assisted and independent living;
(ii) pharmacy operations, including Medicare Part B billing and supply; (iii) rehabilitation therapy services; and (iv) laboratory services. See Note 23 of Notes to Consolidated Financial Statements for financial information about RainTree's reportable segments.

COMPETITION

     RainTree's facilities compete on a local and regional basis with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care providers. Many of these companies have greater financial and other resources than RainTree and some are nonprofit or charitable organizations. No assurance can be given that RainTree will have the resources to compete successfully with such companies. In addition, cost containment efforts, which encourage more efficient utilization of general acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute care hospitals have converted portions of their facilities to other purposes, including various types of long-term and subacute care. The Company believes that significant competitive factors include the quality and spectrum of care and services provided, the reputation of the medical personnel employed, the physical appearance of the facilities and, in the case of private-pay patients, the level of charges for services. Because the Company's facilities compete primarily on a local and regional basis, rather than on a national basis, the competitive position of the Company varies from facility to facility. The Company seeks to meet competition in each locality by improving the quality and types of services provided in and the appearance of its facilities, by establishing a reputation within the local medical communities for providing quality care, and by responding appropriately to regional variations in demographics and preferences. There is no price competition with respect to Medicare and Medicaid patients because revenues for services administered to such patients are based on strictly controlled fixed rates and cost reimbursement principles.

     RainTree's pharmacy and laboratory businesses compete with national, regional and local pharmacies and medical reference laboratories, some of which have significantly greater financial and other resources than RainTree. No assurance can be given that RainTree will have the resources to compete successfully with such companies. The Company's strategy for its pharmacy services focuses on the expansion of services beyond dispensing tablet, capsule and liquid medications to include more intensive IV therapy services, antibiotic and hydration therapies, pain management and chemotherapy. RainTree believes that the primary factors in competing for pharmacy business is prompt service and the primary factor in competing for laboratory business is prompt and accurate test results.

INSURANCE

     RainTree carries general liability, comprehensive property damage, malpractice, workers' compensation, directors and officers and other insurance coverage that management considers adequate for the protection of its assets and operations. The Company is partially self-insured with respect to certain healthcare benefits and workers' compensation benefits. There can be no assurance, however, that the coverage limits of such policies will be adequate or that insurance will continue to be available to RainTree on commercially reasonable terms in the future. A successful claim against RainTree in excess of its insurance coverage could have a material adverse effect on RainTree and its financial condition and results of operations. Claims against RainTree, regardless of their merit or outcome, may also have an adverse effect on RainTree's reputation and business. As of December 31, 1998, the Company is not aware of any claims against RainTree that would have a material adverse effect on RainTree's results of operations.

GOVERNMENT REGULATION

     Introduction. The federal government and all states in which RainTree operates regulate various aspects of RainTree's business. All of RainTree's skilled nursing facilities are certified or approved as providers under one or more of the Medicaid or Medicare programs. To participate in the Medicare or Medicaid program, each facility must comply with federal participation requirements and meet additional state licensure requirements. All of these programs are currently the subject of numerous legislative and regulatory proposals at both federal and state levels, some of which could adversely affect RainTree. The Federal Social Security Act authorizes the Secretary of the Department of Health and Human Services to execute agreements with state survey agencies to determine whether skilled nursing facilities meet the federal participation requirements for Medicare. State survey agencies perform the same survey tasks for nursing facilities participating or seeking to participate in the Medicaid program. The results of Medicare and Medicaid surveys are used by the Health Care Financing Administration ("HCFA") and Medicaid state agencies as the basis for decisions to execute, deny or terminate provider agreements with facilities.

     Payment For Services. RainTree derives a significant portion of its net revenues, directly or indirectly, from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could limit or reduce reimbursement for RainTree's services. Any significant decrease in Medicare or Medicaid reimbursement amounts could have a material adverse effect on RainTree. RainTree also obtains payment from private insurers, including managed care organizations, and private pay patients. RainTree's facilities also have contracts with health maintenance organizations and other managed care organizations to provide certain healthcare services to patients for a set per diem payment for each patient. There can be no assurance that the rates paid to RainTree by these payors will remain at current levels or be adequate to reimburse RainTree for the cost of providing services to covered beneficiaries. In addition, cost increases due to inflation without corresponding increases in reimbursement could adversely affect RainTree's business.

     The Balanced Budget Act. The Balanced Budget Act, signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs. The Balanced Budget Act mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective for RainTree's facilities since January 1, 1999. During the first three years, payments will be based on a blend of the facility's historical costs and federal costs. Thereafter, the per diem rates will be based 100% on federal costs. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate will cover (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs.

     For Medicare patients receiving services on an outpatient basis under Medicare Part B, reimbursement for ancillary services such as rehabilitation therapy, drugs, medical supplies and other items is based on a fee schedule. In addition, effective January 1, 1999, there is an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient physical and speech therapy services and an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient occupational therapy services.

     RainTree estimates that its average daily Medicare rate in 1999 under PPS will be approximately 18% lower than its average daily Medicare rate in 1998. The Company anticipates that these revenue decreases may be substantially mitigated by reduced costs negotiated with therapy and pharmacy suppliers, as well as increased lengths of stay resulting from less intensive levels of therapy services provided.

     PPS is expected to negatively impact RainTree's pharmacy revenues as a result of lower rates negotiated with its nonaffiliated nursing facility customers. The Company has taken steps to reduce its pharmacy cost of goods sold through the use of "formularies", which are standard menus of drugs and other pharmacy products. By reducing the number of different products offered, RainTree expects that it can negotiate better pricing with its suppliers. Additionally, the formulary will include more generic drugs that can be obtained at lower prices than name brand drugs. While the Company will continue to supply any drug required, it expects that most physicians will cooperate in an effort to reduce costs.

     RainTree's success under PPS will depend upon its ability to manage the costs of caring for high acuity Medicare patients. However, although the Company believes that PPS will provide opportunities for efficiently operated, low cost providers, there can be no assurance that RainTree will be successful in keeping its costs of services below the PPS rates.

     The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. Since October 1, 1997, states have had more flexibility in establishing payment rates. Indiana adopted a case-mix prospective payment system on October 1, 1998 and Colorado is expected to follow in 1999. The Company does not believe that the change in Indiana's reimbursement system will materially negatively impact RainTree's results of operations or financial condition, and RainTree has not determined the impact the change in Colorado's system will have on its results of operations. RainTree is unable to predict whether any other states will change their reimbursement policies and, if so, what effect such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

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

     Until the implementation of PPS, Medicare reimbursed the skilled nursing facility based on a reasonable cost standard. With certain exceptions, payment for skilled nursing facility services was made prospectively with each facility receiving an interim payment during the year for its expected reimbursable costs. The interim payment was later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility was also subject to limits on reimbursement for routine costs. Exceptions to these limits were available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, RainTree's costs for care delivered to Medicare patients in certain of its long-term and specialty healthcare facilities have exceeded the routine cost limits. RainTree has submitted to HCFA various requests for exceptions to the Medicare routine cost limits for reimbursement ("RCLs"). As of December 31, 1998, approximately $5.0 million of receivables related to RCL exception revenues remain subject to audit and final approval by the fiscal intermediary. Although RainTree believes that it will recover these routine cost limit exception requests, failure to recover excess costs or to obtain such exceptions could materially adversely affect RainTree's results of operations.

     Effective April 10, 1998, HCFA issued its new salary equivalency guidelines, which changed Medicare reimbursement rates for contracted therapy services. Under salary equivalency, the Company was reimbursed for contracted therapy services based on the time spent on the premises by the contract therapist times a fixed rate, depending on the service provided. While the new rates for physical therapy represented an increase over what the Company previously received for such services, the new rates for occupational therapy and speech language pathology represented decreases from what the Company previously received. The salary equivalency guidelines remained in effect until the facility at which such services were provided, including the Company's facilities and other facilities serviced by the Company's therapy subsidiaries, started billing under PPS. The Company believes that while salary equivalency had an adverse effect on its therapy revenue, the Company does not believe that salary equivalency had a material adverse effect on the Company's consolidated revenues in 1998.

     Prior to PPS, Medicare regulations that applied to transactions between related parties were relevant to the amount of Medicare reimbursement that the Company was entitled to receive for the rehabilitation and respiratory therapy and pharmaceutical services that it provides to RainTree facilities. These related party regulations required that, among other things: (i) the Company's therapy and pharmacy subsidiaries must each be a bona fide separate organization; (ii) a substantial part of the services of each subsidiary is transacted with nonaffiliated entities, and there is an open, competitive market for such services; (iii) the services provided by such subsidiary commonly are obtained by long-term and subacute care facilities from other organizations and are not a basic element of patient care provided by such facilities; and (iv) the prices charged to the Company's long-term and subacute care facilities by such subsidiaries are in line with the charges for such services in the open market and no more than the prices charged by its therapy and pharmacy subsidiaries under comparable circumstances to nonaffiliated entities in order to satisfy the "substantial part" requirement of such regulations. In instances where this issue has been litigated by others, no consensus has emerged as to the appropriate threshold necessary to satisfy the "substantial part" requirement.

     In the fourth quarter of 1997, RainTree was informed by its Medicare fiscal intermediary that it is challenging the Company's reimbursement for certain services provided at RainTree facilities by Sunbelt. Although the Company intends to vigorously pursue reimbursement of the challenged items, in the fourth quarter of 1997 it recorded a $4.6 million reduction in Medicare revenues in connection with this related party issue. Under PPS, the Medicare impact of the related party rule is eliminated.

     The Medicaid Program. All of RainTree's nursing facilities are certified to participate in applicable state Medicaid programs. Medicaid is a joint federal-state medical assistance program for individuals who meet certain income and resource standards. Facilities participating in the Medicaid program are required to meet state licensing requirements to be certified in accordance with state and federal regulations and to enter into contracts with the state agency to provide services at rates established by the state. States have considerable flexibility in establishing their Medicaid reimbursement systems, and as a result, the payment methodologies and rates vary significantly from state to state. Alabama, Colorado and Michigan, three of the states in which RainTree operates Medicaid-certified facilities, use a cost-based reimbursement system under which reimbursement rates are determined by the state from cost reports filed annually by each facility on a retrospective basis. Reimbursable costs normally include the costs of providing healthcare services to patients, administrative and general costs, and the costs of property and equipment. Not all costs incurred are reimbursed, however, because of cost ceilings applicable to both operating and fixed costs. Some state Medicaid programs include an incentive allowance for providers whose costs are less than the ceilings and who meet other requirements. In addition, certain Medicaid payments are subject to relatively long collection cycles and payment delays due to budget shortfalls in state Medicaid programs.

     Currently several states, including Texas and Indiana, utilize case-mix payment systems, pursuant to which payment levels increase based on a patient's acuity level and need for services. Colorado is expected to adopt a case-mix prospective payment system in 1999. Arizona utilizes a managed care program for its Medicaid beneficiaries, whereby subcontractors, usually county health departments, receive negotiated capped rates from the state. The subcontractors then negotiate contracts with nursing facilities to provide patient care. RainTree is unable to predict whether any other states will change their reimbursement policies and, if so, what effect such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     Enforcement Proceedings and Sanctions; Certification Requirements. Under the Omnibus Reconciliation Act of 1987 ("OBRA"), HCFA promulgated survey, certification and enforcement rules governing skilled nursing facilities and nursing facilities participating in the Medicare and Medicaid programs. The rules require states to enact state plans to incorporate the provisions of the rules.

     Unannounced standard surveys must be conducted at least every 15 months with a statewide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with requirements of participation, to determine whether facilities have achieved correction and to monitor care if there is a change of ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated standard survey to investigate complaints of violations of regulatory requirements by long-term care facilities if a review of the complaint shows that a deficiency in one or more of the federal requirements may have occurred and only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard quality of care, or to have deficiencies requiring "significant improvement," it is subject to an extended survey. The extended survey is intended to identify policies and procedures that may have caused a facility to furnish substandard quality of care.

     HCFA's rules allow either HCFA or state agencies to impose one or more remedies provided under the rules for any particular deficiency. Facilities must provide a plan of correction for all deficiencies regardless of whether a remedy is imposed. Available remedies include termination of provider agreement, temporary management, denial of payment for new admissions, civil money penalties, closure of the facility in emergencies or transfer of residents or both, and state monitoring. States may also adopt optional remedies. The rules divide remedies into three categories. Category 1 remedies include directed plans of correction, state monitoring and directed employee training. Category 2 remedies include denial of payment for new admissions, denial of payment for all individuals (imposed only by HCFA), and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

     The HCFA certification, survey and enforcement regulations impose significant burdens on long-term care facilities. The regulations may require state survey agencies to take aggressive enforcement actions. The breadth of the rules create uncertainty over how the rules will be implemented and the standards of compliance.

     RainTree believes that its facilities substantially comply with the various state licensure and Federal certification requirements applicable to them. However, in the ordinary course of its business, RainTree receives notices of alleged deficiencies for failure to comply with regulatory requirements. RainTree reviews such notices and attempts to take corrective action. RainTree's facilities receive notices from state agencies that result in fines and/or the agencies taking steps to decertify the facilities from participation in Medicare and Medicaid programs. In February 1998, RainTree closed its Oaks at Boise facility in Boise, Idaho after voluntarily terminating its participation in the Medicare program and relocating the patients. RainTree had been negotiating with the owners to dispose of the facility when it encountered regulatory problems. Negotiations deteriorated and RainTree closed the facility. Subsequently, RainTree was assessed a penalty amounting to $25,875 for alleged violations of Medicare regulations, payment of which has not yet been demanded due to the bankruptcy filing. Currently, RainTree has outstanding civil money penalties related to various facilities in the aggregate amount of approximately $340,000. Of this amount, approximately $280,000 is subject to appeal or negotiated settlement. The Company believes, based on historical experience, that these fines will ultimately be settled for amounts substantially less than the amounts assessed.

     Certificates of Need. Many states (although not every state in which RainTree operates) have adopted certificate of need or similar health planning laws, which generally require prior state agency approval of certain acquisitions, new bed additions or services or capital expenditures. To the extent that such approvals are required for RainTree to expand its operations, RainTree could be adversely affected by its inability to obtain the necessary approvals and could incur delays and expenses associated with obtaining such approvals. Currently, the states with certificate of need requirements in which the Company operates include Michigan and Alabama. In addition, Colorado and Texas have placed moratoriums on bed additions.

     Patient Referral Regulations. RainTree is also subject to federal and state laws that prohibit direct and indirect payments between healthcare providers that are intended to induce or encourage the referral of patients to a particular provider of items or services. Violation of these laws may result in criminal fines, imprisonment and exclusion from the Medicare and Medicaid programs. Federal regulations establish certain safe harbors from liability under this statute. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, arrangements that are of the same generic kind as those for which a safe harbor is available may be subject to scrutiny if they fail to qualify for the appropriate safe harbor. In addition, under separate statutes, submission of claims for payment that are deemed to be false or fraudulent, or for items or services that are "not provided as claimed," may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state healthcare programs.

     Under Medicare conditions of participation and some state licensure laws, RainTree, because of its method of service delivery, is required to contract with healthcare providers, practitioners and suppliers, including hospitals, facilities, physicians, pharmacies and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to RainTree, and RainTree may refer, or be in a position to refer, patients to certain of these individuals or entities. The Health Insurance Portability and Accountability Act ("HR 3103"), which was signed by President Clinton on August 21, 1996, has for the first time established a procedure requiring the Secretary of the Department of Health and Human Services to issue advisory opinions concerning some activity punishable under federal healthcare fraud statutes. To the Company's knowledge, none of its patients were referred under practices that are in violation of HR 3103. Although RainTree believes its practices are not in violation of these laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with RainTree's practices.

     Other laws prohibit physician referrals for certain "designated health services" rendered to Medicare and Medicaid patients by a provider in which the referring physician has an ownership interest or other financial relationship. Various exceptions are available for financial arrangements that would otherwise prohibit physician self-referrals. Many states have also enacted physician self-referral laws that apply whether or not Medicare or Medicaid payments are involved. Similar penalties, including fines and loss of licensure or eligibility to participate in government reimbursement programs, apply to violations of these state self-referral laws. These self-referral laws could require RainTree to modify its contractual arrangements in order to satisfy an available exception, or limit the ability of physicians with whom RainTree has compensation arrangements to refer patients to RainTree.

     The nursing home industry has been a target of focus by government regulators seeking to discover and prosecute claims of healthcare fraud and from time to time RainTree has received inquiries related to such claims. Medicare intermediaries and carriers have been given new instructions from HCFA concerning investigating and referring for prosecution suspected instances of Medicare and Medicaid fraud and abuse. In May 1996, the federal government announced the first year results of its "Operation Restore Trust" initiative. This initiative is a combined federal and state effort designed to combat healthcare fraud, waste and abuse and specifically targets the Medicare and Medicaid programs in connection with services of home health agencies, nursing homes and durable medical equipment suppliers. These entities are targeted because they account for the fastest growing cost areas in the Medicare and Medicaid programs. Operation Restore Trust is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. The Company expects efforts of this sort to continue.

     Pharmacy. Pharmacists and those providing pharmacy services in the United States are regulated by state statutes and the rules and regulations of state boards of pharmacy. Currently, RainTree operates pharmacies only in Texas and Indiana. As required by Texas and Indiana law, RainTree and its pharmacists are licensed as a retail pharmacy and as pharmacists, respectively. In addition, both state and federal regulators prohibit the dispensing of certain drugs or medicines other than pursuant to a prescription written by a licensed practitioner. In order to implement these restrictions, regulations impose strict record keeping requirements with respect to the handling and dispensing of controlled substances, small quantities of which are maintained in RainTree's pharmacy for use in filling prescriptions. RainTree is subject to regular audits by governmental authorities to monitor compliance with record keeping and other requirements imposed by law and regulation. Penalties for failure to comply with applicable regulations can range from imposition of fines to the suspension or revocation of the license of the pharmacy, one or more pharmacists, or both.

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

     Health Care Reform. The Balanced Budget Act contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. There also continue to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as RainTree. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities. Moreover, by repealing the Boren Amendment, the Balanced Budget Act eases impediments on the states' ability to reduce their Medicaid reimbursement levels. In July 1998, President Clinton announced several new initiatives to toughen survey and enforcement policies with respect to nursing facilities. These initiatives include imposing sanctions immediately against facilities with repeat violations that cause resident harm, imposing penalties for each instance of harm, surveying repeat offenders more frequently, and focusing enforcement efforts on chains with problems in multiple facilities. HCFA has issued a schedule for implementing these initiatives in 1999. Due to uncertainties regarding the ultimate features of reform or budget initiatives and their enactment and implementation, RainTree cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on RainTree. No assurance can be given that such measures will not have a material adverse effect on RainTree.

EMPLOYEES

     As of February 28, 1999, RainTree employed approximately 3,700 individuals, including full-time and part-time employees. RainTree has two collective bargaining agreements covering approximately 209 nursing facility employees. RainTree believes that its overall relations with its employees declined somewhat in 1998 due to concerns related to its bankruptcy proceedings, but are improving.

IMPACT OF THE YEAR 2000 ISSUE

     Some of RainTree's information systems have time-sensitive software that will not properly recognize the year 2000. Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. RainTree believes that with modifications to existing software and conversions to new software, the Company will be year 2000 ready by the end of 1999 and the year 2000 issue will not pose significant operational problems for its computer systems.

     RainTree is in the process of completing a detailed inventory and analysis of computer hardware, software and operating systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 readiness. The scope of the year 2000 project also encompasses consideration of potential impacts on the Company's business operations. The Company is reviewing internal business operations and relationships with external business partners to assess the current level of compliance. The next step is to perform testing and develop contingency plans with the goal of achieving year 2000 readiness by September 1999.

     During 1998 and the first quarter of 1999, RainTree replaced substantially all of its computer equipment in connection with implementation of the Plan. The Company believes the new equipment is year 2000 compliant. The Company estimates that the incremental cost to upgrade existing software to make it year 2000 compliant will not exceed $150,000.

     RainTree has initiated formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks. The ability of third parties with which RainTree transacts business to adequately address their year 2000 issues is outside the Company's control. Although RainTree will seek to replace any of its current vendors who are unable to become year 2000 ready in a timely manner, there can be no assurance that the Company's operations will not be adversely affected by the ability of third parties, including the federal and state governments on which RainTree's operations rely, to also manage the year 2000 issue.

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

ITEM 2.  PROPERTIES

     The following table lists the nursing facilities and assisted and independent living centers operated by the Company as of April 13, 1999. Except as indicated all of these facilities are leased.

                                                                                     NUMBER OF
                                                                                     LICENSED
                                                                                      BEDS OR
FACILITY NAME                                                     LOCATION             UNITS
-------------                                                     --------           ---------
Marshall Manor............................................  Guntersville, Alabama         91
Ridgewood Health Care Center..............................  Jasper, Alabama               98
Terrace Lake Village(1)...................................  Guntersville, Alabama         90
The Arbors Health Care Center.............................  Camp Verde, Arizona          118
Douglas Manor.............................................  Douglas, Arizona              64
Los Arcos Health Care Center..............................  Flagstaff, Arizona            80
Peppertree Square(1)......................................  Safford, Arizona              62
Pueblo Norte Nursing Center...............................  Show Low, Arizona            100
Rio Verde Health Care Center..............................  Cottonwood, Arizona           80
Safford Care Center.......................................  Safford, Arizona             128
SunCrest Healthcare Center................................  Phoenix, Arizona             115
Village Catered Care(1)...................................  Douglas, Arizona              62
Amberwood Court Care Center...............................  Denver, Colorado              75
Arkansas Manor............................................  Denver, Colorado             116
Brookshire House..........................................  Denver, Colorado              67

                                                                                     NUMBER OF
                                                                                     LICENSED
                                                                                      BEDS OR
FACILITY NAME                                                     LOCATION             UNITS
-------------                                                     --------           ---------
Christopher House.........................................  Wheat Ridge, Colorado         78
Cornerstone Care Center...................................  Lakewood, Colorado           140
Boonville Convalescent Center.............................  Boonville, Indiana           108
Capital Care Healthcare Center(2).........................  Indianapolis, Indiana         60
Cloverleaf of Knightsville................................  Knightsville, Indiana         86
English Estates(2)........................................  Lebanon, Indiana             130
English Senior Living(1)(2)...............................  Lebanon, Indiana              19
Holiday Manor.............................................  Princeton, Indiana            91
Kendallville Manor........................................  Kendallville, Indiana         60
Lockerbie Healthcare Center(2)............................  Indianapolis, Indiana         79
Owensville Convalescent Center............................  Owensville, Indiana           68
Parkview Manor(2).........................................  Indianapolis, Indiana         39
Sunset Manor(2)...........................................  Greencastle, Indiana          79
Wellington Manor..........................................  Indianapolis, Indiana        132
Willow Manor Convalescent Center..........................  Vincennes, Indiana           142
Nightingale West..........................................  Westland, Michigan           236
Colonial Pines............................................  San Augustine, Texas         107
Hemphill Care Center......................................  Hemphill, Texas               90
Heritage Plaza............................................  Texarkana, Texas              90
Homestead of McKinney.....................................  McKinney, Texas              138
Pine Grove Nursing Center.................................  Center, Texas                120
Pine Haven Care Center....................................  Texarkana, Texas             120
Pleasant Manor Living Center..............................  Waxahachie, Texas            120
Reunion Plaza.............................................  Texarkana, Texas             102
South Place Nursing Center................................  Athens, Texas                120
West Place Nursing Center.................................  Athens, Texas                120
                                                                                       -----
Total beds................................................                             4,020
                                                                                       =====

---------------
(1) Assisted living and independent living facilities.

(2) RainTree manages these facilities for Omega.

     RainTree leases approximately 14,000 square feet of office space in Scottsdale, Arizona. The Scottsdale office houses the executive offices of RainTree, and the lease for that space expires in the year 2003. Quest leases approximately 3,600 square feet of commercial office space in Longview, Texas for its pharmacy operations and approximately 2,000 feet of office space in Bloomington, Indiana for its Indiana pharmacy. Sunbelt leases an aggregate of approximately 35,800 square feet of space for outpatient clinics and fitness centers in Mississippi and Alabama. Ampro leases an aggregate of approximately 12,000 square feet for office and laboratory space in Texas, Tennessee and Missouri and owns one building with approximately 4,000 square feet of space in Missouri. Lease terms on most of the office, pharmacy, laboratory and therapy space range from one to five years. Management believes that RainTree's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

     RainTree leases 35 long-term and specialty healthcare facilities and assisted or independent living centers. RainTree's leases typically are triple net obligations, have initial terms of 5-15 years with renewal options for up to 10 to 20 years and are classified as operating leases within the meaning of Statement of Financial Accounting Standards No. 13. RainTree's leases typically provide for automatic rent increases or repricing. RainTree typically grants its lessor a security interest in RainTree's personal property at the leased facility. RainTree's leases are typically entered into by its subsidiaries and guaranteed by RainTree. Some of the leases require RainTree to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain current ratios and coverage ratios and prohibit RainTree from operating any additional facilities within a certain radius of the leased facility. In addition, RainTree is required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Failure to pay rent within a specified time period constitutes a default under each lease agreement, which default, if uncured, permits the facility's lessor to terminate the lease. In all cases, RainTree's interest in the premises is subordinated to that of the lessor's mortgage lenders.

     RainTree's most significant lessors are Omega from which RainTree leases 18 long-term care facilities and American Health Properties from which RainTree leases six long-term care facilities. The leases typically include cross default provisions. Covenants in the Omega lease require maintenance of specified operating ratios, levels of working capital and net worth. The Company was not, at December 31, 1998, in compliance with the Omega master lease financial covenants and did not obtain a waiver of the covenant violations. The Company was in arrears with respect to its obligations under these leases in the approximate amount of $1.5 million. Under the terms of the Plan, RainTree, on the Effective Date, paid the past due rent amount and returned six facilities located in Indiana to Omega. RainTree entered into a new master lease agreement with Omega related to: (i) the remaining eight facilities currently leased from Omega; (ii) the three facilities previously leased from BritWill Texas; and
(iii) seven other RainTree facilities pursuant to a sale leaseback transaction. See "-- Recent Developments" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Reorganization."

ITEM 3.  LEGAL PROCEEDINGS

     RainTree is, and may in the future be, party to litigation arising in the ordinary course of its business. It is also routinely subject to surveys and investigations by regulators and payors. There can be no assurance that RainTree's insurance coverage will be adequate to cover all liabilities occurring by reason of such claims or investigations or that any such matters that are not covered by insurance will not have an adverse effect on RainTree's business. As of December 31, 1998, the Company is not aware of any claims against RainTree that would have a material adverse effect on RainTree's results of operations.

     On May 28, 1998, RainTree, together with 29 of its subsidiaries, filed petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court for the District of Arizona (collectively, the "RainTree Debtors"). On January 7, 1998, the BritWill Debtors (together with the RainTree Debtors, the "Debtors") filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court in the District of Arizona. All 33 cases were procedurally consolidated for administrative purposes and have been jointly administered under Case No. 98-06583-PHX-GBN. In November 1998, the Plan was accepted by RainTree's creditors. Effective January 31, 1999, the Bankruptcy Court confirmed RainTree's Plan and the Company emerged from bankruptcy.

     RainTree is a defendant in seven consolidated securities class action lawsuits pending in the United States District Court in Phoenix, Arizona (the "Federal Action"), and a securities class action lawsuit pending in California Superior Court (the "State Action") (collectively, the "Securities Class Actions"). The Securities Class Actions arise from the Company's announcement on March 11, 1997 that it would be restating its financial results for the nine-month period ended September 30, 1996. A consolidated amended class action complaint in the Federal Action was filed on January 6, 1998 under the caption Martin Grossman, et al. v. Unison HealthCare Corporation, et al., USDC No. CIV 97-0583 PHX SMM. The State Action is captioned Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Individually and as Representatives of a Defendant Underwriter Class, and Bruce H. Whitehead, RainTree Healthcare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark, and Paul J. Contris, Case No. 779111 (Orange County Sup. Ct.) (filed May 13, 1997). The Federal Action seeks damages for alleged violations of federal and Arizona state securities laws; the State Action seeks damages for alleged violations of the California state securities laws. The broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the Company's initial public offering) to May 30, 1997.

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety, assuming appropriate court approval and acceptance by members of the class. The settlement includes a cash payment by the Company's primary insurer amounting to $4.25 million and 1,000,000 shares of old Common Stock. Under the Plan, old Common Stock was converted into warrants; under the proposed settlement, class members who are to receive RainTree shares will receive a pro rata share of such warrants. The settlement was approved by the Bankruptcy Court on December 30, 1998 and preliminary approval of the settlement was granted by the district court in the Federal Action on February 24, 1999. A final settlement approval hearing is scheduled for April 28, 1999.

     The Company and certain of its current and former officers and/or directors were named as defendants in an action styled John D. Filkoski, et al. v. Unison HealthCare Corporation, et al., filed in Colorado Superior Court on May 27, 1998 (the "Colorado Action"). The Colorado Action alleges causes of action under Colorado common and statutory law in connection with the Signature Acquisition. The Colorado Action arises out of the same general nexus of facts as alleged in the Securities Class Actions described above. The plaintiffs are four former shareholders of Signature whose Signature shares were acquired in exchange for cash, notes and common stock on October 31, 1996. Essentially, plaintiffs allege that the Company's financial statements for the second and third quarters of 1996 contained false and misleading statements that fraudulently induced plaintiffs into entering into a merger agreement with the Company. Plaintiffs further allege that the Company failed to perform on certain promissory notes made in connection with the Signature Acquisition. Plaintiffs seek damages of approximately $3.2 million in purported actual damages as well as punitive damages, interest and costs. Plaintiffs were advised that all proceedings against the Company, including the Colorado Action, were stayed as a result of the Chapter 11 filing.

     On June 24, 1998, plaintiffs voluntarily dismissed the Company from the Colorado Action. Plaintiffs subsequently filed a second amended complaint, which did not name the Company but which did charge certain individual defendants with acts of fraud, negligent misrepresentation and breach of fiduciary duty in their capacities as current or former officers and/or directors of the Company. The Company may be required to indemnify and/or advance defense costs to the individual defendants. The Company has an applicable insurance policy covering the Colorado Action. Motions to dismiss the Colorado Action for lack of personal jurisdiction have been filed by the individual defendants (except Jerry M. Walker) and are pending before the court. Mr. Walker filed a motion to stay the Colorado Action pending plaintiffs' decision as to whether they will participate in the settlement of the Securities Class Actions.

     On April 24, 1998, an action styled Franciscan Eldercare Corporation, Inc.
v. Sunquest SPC, Inc., Unison HealthCare Corporation, Inc. [sic], Jerry Walker, Phillip Rollins and Paul Contris was filed in the Circuit Court of the State of Oregon (County of Multnomah) (Case No. 9801-00050). This action relates to four nursing facilities that the Company previously leased from Franciscan Eldercare Corporation ("FEC"). These leases were rejected by RainTree in the Bankruptcy Court. The action alleges breach of contract, conversion and breach of promissory note against RainTree and Sunquest SPC, Inc., a RainTree subsidiary, and breach of guaranty against Messrs. Walker, Rollins and Contris. FEC is seeking damages from the Company in the amount of at least $1.2 million plus attorney's fees, interest and costs.

     On May 4, 1998, an action styled Healthprime, Inc., HP/Healthcare Acquirors, Inc., Markleysburg Healthcare Investors, L.P., Marshall Manor Healthcare Services, Inc., and Lake City Nursing Homes, Inc. v. Unison HealthCare Corporation and Sunquest SPC, Inc. was filed in the Superior Court of Fulton County, Georgia (Case No. E.68081). The action alleges breach of contract related to a nursing facility that the Company previously leased from Markleysburg Healthcare Investors, Inc. and four nursing facilities that the Company previously managed on behalf of the plaintiff. The facility lease was rejected by RainTree in the Bankruptcy Court. Plaintiffs are seeking a judgment holding that the Company is entitled to no additional management fees relating to the managed facilities and other unspecified damages. On November 11, 1998, the Company filed an action in Bankruptcy Court (Unison v. HealthPrime, Inc. et al., Adversary Proceeding No. 98-808-GBN) seeking to recover management fees related to these facilities totaling $1.6 million plus interest and attorneys' fees.

     On December 10, 1998, an action styled American Professional Holdings, Inc. [sic] v. John L. Maguire, W. Jerome McGee, and Harold N. McKinney was filed in the Bankruptcy Court (Adversary No. 98-861). American Professional Holding, Inc. ("Ampro"), a wholly owned subsidiary of RainTree, was acquired on October 31, 1996. Messrs. Maguire, McGee and McKinney are former officers, directors and stockholders of Ampro. The complaint alleges breach of contract related to loans made by Ampro in June 1996 to the Defendants in the aggregate amount of $250,000. These loans were due and payable in full on December 15, 1997. The Company is seeking damages in the amount of $292,674, which represents the aggregate principal amount of the loans plus accrued interest, and attorneys' fees and costs. Also on December 10, 1998, an action styled American Professional Holding, Inc. v. Associated Solutions, Inc. was filed in the Bankruptcy Court (Adversary No. 98-862). Associated Solutions, Inc. ("ASI") is an affiliate of Messrs. Maguire, McGee and McKinney. The complaint alleges breach of contract related to a loan made by Ampro to ASI in March 1996 in the amount of $600,000. This loan was due and payable in full on December 15, 1997. The Company is seeking damages in the amount of $781,106, which represents the principal amount of the loan plus accrued interest, and attorneys' fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's old common stock was traded on The Nasdaq Stock Market's National Market System under the symbol "UNHC" from December 19, 1995 to August 21, 1997. Effective August 22, 1997, Nasdaq moved RainTree's old common stock to The Nasdaq SmallCap Market, and on April 15, 1998, Nasdaq delisted the old common stock. The Company did not pay dividends on its old common stock.

     On the Effective Date of the Plan, all shares of the Company's old common stock were cancelled. As of April 9, 1999, approximately 7,593,697 shares of RainTree new common stock have been issued. As of April 9, 1999 there were approximately 28 record holders of its Common Stock. As of April 9, 1999, there was no established public trading market for the new common stock.

     RainTree has not paid a common dividend and does not anticipate declaring a common dividend in the near future. Moreover, the Company's ability to pay dividends is limited by the Indenture relating to the new Senior Secured Notes, the Amendment to the Omega Master Lease and the Loan and Security Agreements with HCFP Funding, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below is derived from RainTree's audited financial statements. The Company's historical financial data is not indicative of future results of operations or financial condition due to the implementation of fresh start reporting on the Effective Date of the Plan. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                         1998(1)     1997(1)     1996(1)      1995        1994
                                        ---------   ---------   ---------   ---------   ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
STATEMENT OF OPERATIONS DATA:
Total revenues........................  $ 184,031   $ 224,366   $ 148,674   $  68,488   $  18,406
Expenses:
  Wages and related...................     99,668     116,137      85,789      35,047       9,593
  Other operating.....................     73,528      84,566      64,771      24,032       6,462
  Rent................................     14,644      16,119      15,658       6,673       1,406
  Interest............................     12,140      20,076       5,824       1,176         147
  Depreciation and amortization.......      8,970       9,974       4,561       1,311         286
  Impairment losses and other
     charges..........................     23,385      27,185       3,865          --          --
                                        ---------   ---------   ---------   ---------   ---------
     Total expenses...................    232,335     274,057     180,468      68,239      17,894
                                        ---------   ---------   ---------   ---------   ---------
Income (loss) from operations.........    (48,304)    (49,691)    (31,794)        249         512
Reorganization expenses...............      5,487          --          --          --          --
                                        ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes and
  extraordinary charges...............    (53,791)    (49,691)    (31,794)        249         512
Income tax expense (benefit)..........     (9,842)     (2,480)     (8,356)        132         172
                                        ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary
  charges.............................    (43,949)    (47,211)    (23,438)        117         340
Extraordinary charge -- early
  extinguishment of debt..............      1,094          --          --          --          --
                                        ---------   ---------   ---------   ---------   ---------
Net income (loss).....................  $ (45,043)  $ (47,211)  $ (23,438)  $     117   $     340
                                        =========   =========   =========   =========   =========
Net income (loss) per share...........  $   (7.01)  $   (7.41)  $   (5.01)  $    0.05   $    0.19
Shares used in per share
  calculation.........................  6,422,096   6,370,834   4,676,037   2,280,213   1,806,164

                                                             AT DECEMBER 31,
                                            --------------------------------------------------
                                              1998       1997        1996      1995      1994
                                            --------   ---------   --------   -------   ------
BALANCE SHEET DATA:
Cash and cash equivalents.................  $ 16,863   $   5,295   $ 17,409   $ 6,169   $  306
Working capital (deficit).................    21,152    (151,068)   (13,955)     (927)   1,691
Total assets..............................   170,540     192,167    230,921    81,301    7,468
Total debt................................     8,144     172,797    157,138    26,737    2,623
Liabilities subject to compromise.........   166,870          --         --        --       --
Stockholders' equity (deficit)............   (79,077)    (34,034)    11,689    20,903      736

                                                         YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1998       1997(1)     1996(1)     1995      1994
                                           ---------   ---------   ---------   -------   -------
OTHER DATA:
Skilled nursing facilities(2):
  Number of facilities...................         38          49          54        45        16
  Number of licensed beds................      3,907       4,839       5,455     4,629     1,621
  Patient days...........................  1,282,728   1,524,025   1,203,655   581,410   112,727
Assisted living facilities(2):
  Number of facilities...................          4           6           6         3         2
  Number of units........................        233         325         325       229       104
Sources of patient revenues:
  Medicare...............................       28.5%       32.1%       29.5%     26.9%      9.1%
  Private pay............................       16.3        16.2        17.0      17.2      32.4
                                           ---------   ---------   ---------   -------   -------
     Quality mix.........................       44.8        48.3        46.5      44.1      41.5
  Medicaid...............................       55.2        51.7        53.5      55.9      58.5
                                           ---------   ---------   ---------   -------   -------
     Total...............................      100.0%      100.0%      100.0%    100.0%    100.0%
                                           =========   =========   =========   =======   =======

---------------
(1) All acquisitions that occurred in 1995 and 1996, except for the merger with Ampro, are reflected from the date of each acquisition in the historical operating results of the Company.

(2) Number of facilities, beds and units are expressed at end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act, which are based on assumptions set forth in this discussion that could prove to be inaccurate. Important factors that could cause actual events to vary from the discussions herein include the factors discussed in "Business", "-- Reorganization" and "-- Risks and Uncertainties."

     The following material should be read in conjunction with RainTree's Consolidated Financial Statements and related notes thereto for the years ended December 31, 1998, 1997 and 1996. All references in this discussion and analysis to years are to fiscal years ended December 31 of such year.

SIGNIFICANT EVENTS

     - In 1998, RainTree and its subsidiaries filed for reorganization under Chapter 11 of the federal bankruptcy laws. RainTree's Plan of Reorganization was confirmed and the Company emerged from bankruptcy on January 31, 1999. See "-- Reorganization".

     - RainTree disposed of 12 long-term care facilities in 1998 and an additional seven facilities in January 1999 in connection with the Company's restructuring.

     - For the year ended December 31, 1998, RainTree recorded a net loss of $45.0 million compared to net losses of $47.2 million in 1997 and $23.4 million in 1996. See "-- Results of Operations".

REORGANIZATION

     In 1998, RainTree's operating results and financial condition continued to be negatively impacted by a number of factors, including cash flow difficulties, increased costs due to acquisitions and rising litigation costs. Throughout 1997 and 1998, the Company's cash flows from operations and its available capital were insufficient to meet its operating expenses, lease obligations and debt service requirements. These problems culminated in Chapter 11 bankruptcy proceedings in 1998. When RainTree filed for bankruptcy, it was in breach and in default of the terms of material operating leases and indebtedness.

     The risks associated with the Company's historic acquisition strategy negatively impacted RainTree's financial performance. A key element of RainTree's business strategy during 1995 and 1996 was to expand through the acquisition of new or existing long-term and specialty healthcare facilities and the acquisition or development of ancillary healthcare businesses or services. As a result of acquisitions, the Company was faced with unforeseen contingencies affecting its new businesses including increased costs due to integrating the acquired operations into the overall enterprise. For example, difficulties in integrating acquired facilities with RainTree's financial reporting and management information systems were a substantial factor contributing to the need to restate RainTree's financial statements for the nine months ended September 30, 1996. The Company's financial reporting and management information systems were not adequate for its increased and more complex needs. Those system difficulties then contributed to the operating inefficiencies that led to the unexpected losses for that period and subsequent periods.

     Additionally, the number of lawsuits initiated against the Company grew as its financial difficulties worsened, including suits with vendors, landlords and several class action lawsuits (which also involved certain of the Company's former directors and officers (among others) as named defendants). Such class action complaints generally asserted that the defendants knew, or were reckless in not knowing, that RainTree's results for the first nine months of 1996 were materially overstated, or misrepresented the capability of RainTree's internal accounting systems to reliably record and reflect its financial condition, among other things. See Item 3, "Legal Proceedings".

     In 1997, RainTree began work on a plan designed to: (i) reduce its costs of capital and operating expenses in order to improve operating results and cash flows; (ii) provide short-term and long-term liquidity; and (iii) restructure its balance sheet. The Company sought to: (a) reduce controllable costs; (b) refinance the mortgage on six facilities owned and operated by the Company (the "Mortgage Note"), the proceeds of which would be used for debt service and working capital; and (c) obtain a new asset-backed revolving line of credit. RainTree also attempted to restructure its lease agreements with Omega related to 26 nursing facilities operated by the Company in Texas and Indiana. As a result of the Company's continuing losses, it was not in compliance with certain financial covenants contained in the Omega leases.

     In November 1997, RainTree announced that it had been unable to complete a refinancing of the Mortgage Note, and was therefore unable to make the scheduled $6.7 million interest payment on its 12 1/4% Senior Notes. On December 1, 1997, RainTree completed the private placement of its $20.0 million 13% Senior Notes. The proceeds from the sale were used to make the interest payment on the 12 1/4% Senior Notes and for working capital.

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

     In 1998, the Company continued to work to develop a plan to achieve a viable capital structure, including a consensual restructuring of its debt and lease obligations and the disposition of unprofitable facilities. On May 28, 1998, RainTree and 29 of its subsidiaries filed petitions for reorganization under Chapter 11 of the federal bankruptcy laws.

     In June 1998, RainTree reached an agreement in principle (the "Term Sheet") with respect to a restructuring of the Company's debt and equity with Omega and the Ad Hoc Committee. The Company also obtained a continuation of its accounts receivable-backed line of credit with HealthCare Financial Partners ("HCFP") in the amount of $11.0 million (the "HCFP DIP Facility"), which was used by RainTree for working capital needs during the Chapter 11 process. RainTree did not at that time reach an agreement with Messrs. Kremser and Whitehead, shareholders and former directors to whom the Company has various debt obligations. The Term Sheet formed the basis for the Company's Plan of Reorganization, which was filed with the Bankruptcy Court on August 10, 1998. The Term Sheet expired on September 30, 1998. On October 16, 1998, RainTree filed an amended Plan of Reorganization with the Bankruptcy Court. The Plan was supported by Omega and the Official Committee of Unsecured Creditors but not the Ad Hoc Committee. Nevertheless, in November 1998, RainTree obtained the requisite number of votes from its creditors to approve the Plan. Effective January 31, 1999, the Bankruptcy Court confirmed the Plan, as modified, and RainTree emerged from bankruptcy. The significant provisions of the Plan are as follows.

     - All of RainTree's common stock was cancelled on the Effective Date. As described below, RainTree will issue up to 8,000,000 new common shares (the "New Common Stock"). As of April 9, 1999, RainTree had issued 7,593,697 shares of New Common Stock. RainTree will also issue up to $26 million of new debt securities (the "Senior Secured Notes") in satisfaction of bankruptcy claims. The Senior Secured Notes bear interest at 11.0%, will mature four years from the Effective Date, and are secured by the stock and personal property of certain RainTree subsidiaries.

     - On December 31, 1998, Omega purchased seven facilities owned and operated by RainTree for a purchase price of $38.2 million. The facilities were then leased back to RainTree (the "Sale Leaseback"). A portion of the proceeds were used to (i) repay the Mortgage Note amounting to approximately $19,335, including a prepayment penalty and (ii) exercise the Company's option to purchase The Arbors Health Care Center for approximately $3.2 million. The Arbors facility was included in the Sale Leaseback. The remaining proceeds from the sale were held in escrow until the Effective Date, when they were used to settle bankruptcy claims as provided for in the Plan and described below. Omega received closing costs, financing fees and reimbursement of expenses in the amount of $1.0 million. These seven facilities and eleven other facilities leased from Omega and BritWill Texas were combined into a single master lease (the "Omega Master Lease"). RainTree realized no gain or loss on the Sale Leaseback, which was accounted for as a financing transaction.

     - Six leased facilities were returned to Omega and three BritWill Texas facilities that RainTree disposed of in March 1997 via a sublease agreement are excluded from the Master Lease. In return, Omega received $2.0 million in cash, a seven-year, $3.0 million promissory note bearing interest at 7.0%, and a guarantee by RainTree that supersedes and replaces all previous guarantees of BritWill Texas obligations. RainTree also paid to Omega, in cash, prepetition rent payments and other obligations in the amount of approximately $2.1 million.

     - In settlement of approximately $15.8 million of allowed claims, the Whitehead Affiliates received $541,000 in cash, unsecured promissory notes amounting to $1.5 million, Senior Secured Notes amounting to approximately $292,000 and approximately 729,000 shares of New Common Stock. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years.

     - In settlement of approximately $5.4 million of allowed claims, the Kremser Affiliates received $541,000 in cash and a promissory note amounting to approximately $1.4 million. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years.

     - Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), were paid in cash. RainTree paid approximately $520,000 to settle Convenience Claims. Essential Vendor Claims, defined in the Plan as payable to vendors deemed essential to the continued operation of RainTree's business, were paid in cash in the aggregate amount of approximately $2.5 million.

     - Trade Unsecured Claims are defined in the Plan as payables to other trade vendors. As of the date of this Report, RainTree was in the process of settling or objecting to Trade Unsecured Claims and other general unsecured claims. Each holder of a Trade Unsecured Claim will receive, in cash, the lesser of 35% of the allowed amount of the claim or a pro rata portion of $1.4 million, plus shares of New Common Stock. The total amount of Trade Unsecured Claims was approximately $3.4 million.

     - All other general unsecured creditors will share pro rata in approximately 91% of the New Common Stock and the Senior Secured Notes. A subordination agreement related to the 13% Senior Notes resulted in a reallocation among the holders of the 13% Senior Notes and those holders of the 12 1/4%

Senior Notes who had consented to the subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the holders of the 13% Senior Notes received Senior Secured Notes equal to 100% of their allowed claims ($22.1 million) and the Consenting Noteholders received only New Common Stock totaling 6.3 million shares. The holders of 12 1/4% Senior Notes who did not consent to the subordination agreement received Senior Secured Notes totaling $1.8 million and approximately 522,000 shares of New Common Stock. The aggregate amount of these general unsecured claims was approximately $137.5 million.

     - Secured claims included the Mortgage Note, the HCFP DIP Facility, claims of Omega, property tax liabilities and other secured loans. Secured claims were either: (i) paid in cash on the Effective Date; (ii) the liability was continued in accordance with its original terms after defaults, if any, were cured; or (iii) the collateral securing such liability was returned to the creditor in full satisfaction of the claim. The aggregate amount of secured claims was approximately $34.7 million.

     - RainTree's former stockholders will share pro rata in the issuance of warrants to purchase approximately 400,000 shares of New Common Stock.

     - On the Effective Date, RainTree obtained a new $12.0 million line of credit from Health Partners that replaced the HCFP DIP Facility. See "-- Liquidity and Capital Resources."

IMPACT OF FRESH START REPORTING

     When RainTree emerged from bankruptcy, it adopted fresh start reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants ("SOP 90-7"). Under fresh start reporting, the reorganization value of RainTree has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific intangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". Certain fresh start adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on RainTree's future results of operations. The more significant adjustments relate to increased depreciation expense on property and equipment and reduced amortization expense on intangible assets.

     As of the Effective Date, Reorganized RainTree recorded total assets of $135.6 million, total debt and lease financing obligations of $71.4 million and stockholders' equity of $21.0 million. See Note 2 of Notes to Consolidated Financial Statements for further detail regarding fresh start reporting.

RISKS AND UNCERTAINTIES

     The restructuring of RainTree involves a degree of risk, and this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Reorganized RainTree's actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in this Report.

     Successful Implementation of Turnaround. As part of RainTree's turnaround plan, the Company is focusing on its core business of providing patient care while controlling costs. However, RainTree's occupancy levels at its facilities were adversely affected by negative perceptions due to the Company's bankruptcy and the associated uncertainty regarding the Company's future viability as a going concern. Therefore, average occupancy for the Company's nursing facilities decreased from approximately 83.5% in 1997 to 80.4% in 1998. The successful implementation of the Company's business strategy includes improving its image with patients, vendors and other parties.

     The Company has continued to experience losses while operating in Chapter
11. If the Company is not successful in attracting new patients and reversing this trend, it will not be able to implement its strategies without additional financing (which may not be available) and any improvement in the Company's results of operations would not materialize. If the Company is not successful in fully implementing its business strategy, it is less likely that the trends of negative earnings will be reversed which, in turn, would have an adverse affect on the availability of cash and other financial resources necessary for the implementation of the Company's business strategy. Further, if the implementation of the strategy is not successful and the Company is unable to generate sufficient operating funds to pay the interest on the Senior Secured Notes and fund its other capital requirements, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise capital in addition to the amounts permitted to be raised by the Indenture, the Company would be limited in such efforts by the terms of the Indenture.

     Noncomparability of Financial Information. Information reflecting the results of operations and financial condition of the Company since the Effective Date is not comparable to prior periods due to: (i) the disposition of certain facilities; (ii) the costs and expenses relating to the Company's bankruptcy case and the impact of the restructuring or extinguishment of certain interests and liabilities; and (iii) the application of Fresh Start Reporting. Under Fresh Start Reporting, the Company's assets have been stated at "reorganization value," which is defined as the value of the entity (before considering liabilities) on a going -- concern basis following the reorganization and approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization. Accordingly, there is only limited financial and operating history of the Company to evaluate.

     Dependence on Management and Skilled Personnel. RainTree depends upon the active involvement of its senior managers, including its executive officers. The loss of one or more of such officers could have a material adverse effect on the Company's results of operations and its efforts to rebuild its financial health. RainTree's business strategy also depends on its ability to attract and retain qualified clinical management and other personnel. RainTree competes with general acute care hospitals, rehabilitation facilities, nursing homes, ambulatory care facilities and other healthcare providers for the services of physicians, registered nurses, therapists and other clinical personnel. Such clinical personnel are in high demand and are often subject to competing offers. There can be no assurance that RainTree will be able to attract and retain the qualified personnel necessary for its business. See Item 10, "Directors and Executive Officers".

     Reliance on Reimbursement from Government Sources. In 1998 and years prior, RainTree was reimbursed under the Medicare program for its actual allowable direct and indirect costs of services based on the submission of an annual cost report. Each facility was also subject to limits on reimbursement for routine costs. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, RainTree's costs for the care delivered to Medicare patients in certain of its nursing facilities have exceeded the routine cost limits. RainTree has submitted to HCFA various requests for exceptions to the Medicare routine cost limit for reimbursement. As of December 31, 1998, approximately $5.0 million of receivables related to RCL exception revenues remain subject to audit and final approval by the fiscal intermediary. Although RainTree believes that it will recover these routine cost limit exceptions, failure to recover excess costs could adversely affect the Company's results of operations.

     Governmental payors and their paying agencies and private third-party payor sources have instituted cost containment measures of various kinds designed to limit payments made for long-term care and ancillary services, and there can be no assurance that future measures will not materially and adversely affect reimbursement to the Company. Revenues received from the Medicare program for services provided in RainTree's facilities represented approximately 28.5% of RainTree's 1998 long-term care revenues. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, complex reimbursement audits, paying agency discretion and interpretations, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for RainTree's services. Any significant decrease in Medicare reimbursement levels, or imposition of significant restrictions on participation in the Medicare program, could have a material adverse effect on RainTree. There can be no assurance that the Company's facilities will continue to satisfy the requirements for participation in the Medicare program.

     Revenues received from state Medicaid programs for services provided in RainTree's facilities represented approximately 55.2% of the Company's 1998 long-term care revenues. RainTree's facilities are subject to risks of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities. See "-- Risks and Uncertainties -- Health Care Reform".

     Health Care Reform. The Balanced Budget Act, signed into law on August 5, 1997, is intended to reduce Medicare payments by $115 billion over the next five years and makes numerous changes to Medicare and Medicaid programs. The Balanced Budget Act mandates the establishment of the prospective payment system for Medicare skilled nursing facility services, under which facilities will be paid a fixed fee for virtually all covered services. PPS will be phased in over a four-year period, effective for the Company's facilities beginning January 1, 1999. During the first three years, payments will be based on a blend of the facility's historical costs and calculated federal rates. Thereafter, the per diem rates will be based 100% on federal rates, adjusted for inflation and geographical data. In addition, effective January 1, 1999, there will be an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient physical and speech therapy services and an annual cap of $1,500 on reimbursement for combined Part B and outpatient occupational therapy services. RainTree estimates that its average daily Medicare rate in 1999 under PPS will be approximately 18% lower than its average daily Medicare rate in 1998. The Company anticipates that these revenue decreases may be substantially mitigated by reduced costs negotiated with therapy and pharmacy suppliers, as well as increased lengths of stay resulting from less intensive levels of therapy services provided.

     PPS is expected to negatively impact RainTree's pharmacy revenues as a result of lower rates negotiated with its nonaffiliated nursing facility customers. The Company has taken steps to reduce its pharmacy cost of goods sold through the use of "formularies", which are standard menus of drugs and other pharmacy products. By reducing the number of different products offered, RainTree expects that it can negotiate better pricing with its suppliers. Additionally, the formulary will include more generic drugs that can be obtained at lower prices than name brand drugs. While the Company will continue to supply any drug required, it expects that most physicians will cooperate in an effort to reduce costs.

     RainTree's success under PPS will depend upon its ability to manage the costs of caring for high acuity Medicare patients. However, although the Company believes that PPS will provide opportunities for efficiently operated, low cost providers, there can be no assurance that RainTree will be successful in keeping its costs of services below the PPS rates.

     The Balanced Budget Act also contains changes to the Medicaid program, the most significant of which is the repeal of the Boren Amendment. The Boren Amendment required state Medicaid programs to pay rates that are reasonable and adequate to meet the costs that must be incurred by a nursing facility in order to provide care and services in compliance with applicable standards. Since October 1, 1997, states have had more flexibility in establishing payment rates. Indiana changed its Medicaid program to a prospective payment system effective October 1, 1998 and Colorado is expected to follow in 1999. The Company does not believe that the change in Indiana's reimbursement system will materially negatively impact RainTree's results of operations or financial condition, and RainTree has not determined the impact the change in Colorado's system will have on its results of operations. RainTree is unable to predict whether any other states will change their reimbursement policies and, if so, what effects such changes would have on the Company. There can be no assurance that any changes to the Medicaid program will not have a material adverse impact on the Company.

     In an attempt to limit the federal budget deficit, there have been, and RainTree expects that there will continue to be, a number of other proposals to limit Medicare and Medicaid payments for services. RainTree cannot predict whether any of these proposals will be adequate to reimburse RainTree for the cost of providing services. In addition, cost increases due to inflation without corresponding increases in reimbursement would adversely affect the Company's business.

     Extensive Government Regulations. The operation of skilled nursing facilities is subject to federal, state and local laws relating to, among other things, the number of beds, the provision of ancillary services, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention and compliance with building codes, as well as those relating to other business, such as those mandating fair employment practices and prohibiting damage to the environment. Skilled nursing facilities are also subject to periodic inspection by governmental and other authorities to assure compliance with various standards and to maintain continued licensing under state law and certification under the Medicare and Medicaid programs. Although the Company generally has been able to secure necessary approvals or licenses in the past, it voluntarily closed one facility in 1996 and one in 1997 due to violations of Medicare regulations. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect RainTree's ability to offer existing or additional services, to receive Medicaid or Medicare payments, and to expand the scope of its operations, any of which could materially adversely affect the Company's business. See Item 1, "Business -- Operations -- Quality Management".

     In May 1996, HCFA announced the first year results of its "Operation Restore Trust" initiative, designed to combat Medicare and Medicaid fraud, waste and abuse by home health agencies, nursing homes and durable medical equipment suppliers. Operation Restore Trust originally focused on five states and is now extended to all states and is focused on problems with claims for services not rendered or not provided as claimed and claims falsified to circumvent coverage limitations on medical supplies. In addition, HCFA certification, survey and enforcement regulations impose significant burdens on long-term care facilities. The regulations may require state survey agencies to take aggressive enforcement actions, such as imposing fines, decertifying facilities, banning admissions or revoking necessary licenses and closing facilities. Additional remedies are available. There can be no assurance that these rules, or future rules or legislation, will not have a material adverse affect on the Company.

     Competition for Patients and Employees. The industries in which RainTree operates are highly competitive. RainTree competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals, assisted living facilities, home care providers and other subacute and specialty care providers, both for patients and for nurses and other key personnel. Many of these companies have greater financial and other resources than RainTree. A number of states in which RainTree operates do not have "certificate of need" or similar laws restricting the construction of competing facilities. No assurance can be given that RainTree will have the resources to compete successfully with such companies.

     Impact of the Year 2000 Issue. Some of RainTree's information systems have time-sensitive software that will not properly recognize the year 2000. Based on an on-going assessment, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. RainTree believes that with modifications to existing software and conversions to new software, the Company will be year 2000 ready by the end of 1999 and the year 2000 issue will not pose significant operational problems for its computer systems.

     RainTree is in the process of completing a detailed inventory and analysis of computer hardware, software and operating systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 readiness. The scope of the year 2000 project also encompasses consideration of potential impacts on the Company's business operations. The Company is reviewing internal business operations and relationships with external business partners to assess the current level of compliance. The next step is to perform testing and develop contingency plans with the goal of achieving year 2000 readiness by September 1999.

     During 1998 and the first quarter of 1999, RainTree replaced substantially all of its computer equipment in connection with implementation of the Plan. The Company believes the new equipment is year 2000 compliant. The Company estimates that the incremental cost to upgrade existing software to make it year 2000 compliant will not exceed $150,000.

     RainTree has initiated formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks. The ability of third parties with which RainTree transacts business to adequately address their year 2000 issues is outside the Company's control. Although RainTree will seek to replace any of its current vendors who are unable to become year 2000 ready in a timely manner, there can be no assurance that the Company's operations will not be adversely affected by the ability of third parties, including the federal and state governments on which RainTree's operations rely, to also manage the year 2000 issue.

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

RESULTS OF OPERATIONS

     The following table summarizes selected operating statistics.

                                                                  AT DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Leased/Owned Facilities:
  Number of facilities......................................     42       54       57
  Number of licensed beds:
     Long-term care.........................................  3,907    4,768    5,145
     Assisted and independent living........................    233      325      325
Managed facilities:
  Number of facilities......................................     --        1        3
  Number of licensed beds...................................     --       71      310
Institutional Pharmacies:
  Number of outlets.........................................      2        2        2
  Nonaffiliated entities served.............................     34       58       42
Laboratory Services:
  Number of laboratories....................................      3        3        3
  Nonaffiliated entities served.............................    300      275      295
Therapy Services:
  Nonaffiliated entities served.............................    145      115       55

     The following table identifies RainTree's sources of revenues.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Operating revenues:
  Long-term care............................................   76.4%     77.0%     81.0%
  Therapy services..........................................   12.5      13.9       8.9
  Pharmacy services.........................................    8.2       6.3       5.7
  Laboratory services.......................................    2.9       2.8       4.4
                                                              -----     -----     -----
          Total.............................................  100.0%    100.0%    100.0%
                                                              =====     =====     =====

     RainTree's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement systems and rates among the payor categories, payor mix and the scope and utilization of the Company's ancillary services. Medicare patients have historically generated the highest revenue per patient day, although profitability is not always increased due to the additional costs associated with the higher level of care required by such patients. In general, private pay sources are more profitable to the Company than governmental reimbursement sources. RainTree generally derives a higher profit margin from ancillary services than from basic nursing services.

     Data for nursing center operations with respect to sources of net patient revenues by payor type and average occupancy are set forth below (long-term care only).

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
SOURCE OF REVENUES
Medicare....................................................   28.5%     32.1%     29.5%
Private and other...........................................   16.3      16.2      17.0
                                                              -----     -----     -----
          Quality mix.......................................   44.8      48.3      46.5
Medicaid....................................................   55.2      51.7      53.5
                                                              -----     -----     -----
          Total.............................................  100.0%    100.0%    100.0%
                                                              =====     =====     =====
AVERAGE OCCUPANCY
Nursing facilities..........................................   80.4%     83.5%     78.3%
Independent and assisted living facilities..................   59.8      49.6      69.4

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     For the year ended December 31, 1998, RainTree recorded a net loss of $45.0 million, or $7.01 per share, compared to a net loss of $47.2 million, or $7.41 per share, for 1997. Loss from operations amounted to $48.3 million in 1998 compared to $49.7 million in 1997. In 1998, the Company recorded impairment losses and other charges in the amount of $23.4 million compared to $27.2 million in 1997.

     Revenues. Total operating revenues decreased by 18.0% to $184.0 million in 1998 from $224.4 million in 1997. The decrease is primarily due to revenues from patient services, which decreased from $221.1 million in 1997 to $182.5 million in 1998. Patient days decreased from 1.5 million in 1997 to 1.3 million in 1998. Of the decrease in net patient service revenues, approximately $21.4 million is attributable to the disposition of long-term care facilities. Therapy company revenues decreased by approximately $8.1 million due to a decrease in management fee revenue and the impact of the new Medicare salary equivalency rules. See
Item 1, "Business -- Government Regulation -- The Medicare Program." Pharmacy revenues increased by approximately $815,000. The balance of the decrease in patient service revenues was due to nursing and assisted living facility operations, which experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) in 1998. The decrease in quality mix and occupancy in 1998 was due primarily to the negative perception of RainTree as a result of the bankruptcy filings. See "-- Risks and Uncertainties -- Successful Implementation of Turnaround."

     RainTree recorded reductions to 1998 fourth quarter revenues in the aggregate amount of $5.0 million. These adjustments followed the routine audit of RainTree's 1996 and 1997 Medicare cost reports by the fiscal intermediary. Although RainTree intends to appeal the decision by the intermediary to disallow certain costs for reimbursement purposes, the Company recorded adjustments to its third-party receivables.

     Wages and related. Wages and related expenses decreased 14.2% from $116.1 million in 1997 to $99.7 million in 1998. Of this decrease, approximately $11.6 million is due to the disposition of facilities. Wages and related expenses of the corporate and regional offices decreased by approximately $3.0 million from 1997 to 1998. The balance of the decrease is due primarily to cost controls at the long-term care facilities and the ancillary companies. Wages and related expense as a percentage of revenues amounted to 51.8% in 1997 and 54.2% in 1998.

     Other operating. Other operating expenses decreased 13.1% from $84.6 million in 1997 to $73.5 million in 1998. Of this decrease, approximately $8.2 million is due to the disposition of facilities. Other operating expenses of the corporate and regional offices decreased by $3.5 million. The provision for doubtful accounts increased from $2.0 million in the 1997 period to $6.2 million in the current period. The increase is due primarily to: (i) increased scrutiny of Medicare claims by the Company's fiscal intermediaries, resulting in payment delays and increase in the age of these receivables; (ii) accounts receivable of acquired companies that have been determined to be uncollectible; (iii) an increase in other patient accounts receivable that have been determined to be uncollectible; and (iv) a reserve for notes receivable from former affiliates of Ampro. See Item 3, "Legal Proceedings". The balance of the decrease in other operating expenses is due primarily to cost controls in the long-term care facilities. Other operating expenses as a percentage of revenues amounted to 40.0% in 1998 and 37.7% in 1997.

     Rent. Rent expense decreased 9.2% from $16.1 million in 1997 to $14.6 million in 1998. The decrease is due to the disposition of facilities. Rent expense as a percentage of revenues was 8.0% in the current period compared to 7.2% in the prior year period.

     Interest. Interest expense amounted to $12.1 million in 1998 compared to $20.1 million in 1997. In accordance with SOP 90-7, the Company did not accrue interest on unsecured, prepetition debt during the Chapter 11 proceedings. Had RainTree accrued all contractual interest, its interest expense for 1998 would have been $23.1 million.

     Depreciation and amortization. Depreciation and amortization expense decreased from $10.0 million in 1997 to $9.0 million in 1998. The decrease is due primarily to the disposition of facilities, net of depreciation on 1998 capital expenditures. Depreciation and amortization expense as a percentage of revenues was 4.4% in 1997 and 4.9% in 1998.

     Impairment losses and other charges. For the years ended December 31, 1997 and 1998, RainTree evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). These tests were triggered by the Company's facility disposition plans and the bankruptcy. RainTree estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain the Company's long-lived assets exceeded such undiscounted cash flows. Accordingly, RainTree then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities with the carrying value. The future cash flows were estimated based on: (i) the remaining weighted average useful lives of the assets; (ii) earnings history; (iii) a discount rate commensurate with the risks involved and market conditions; and (iv) assumptions reflecting internal operating plans and strategies. RainTree determined that the fair value of certain assets was less than the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $27.2 million in 1997 and $23.4 million in 1998.

     Reorganization expenses. Reorganization expenses amounted to approximately $5.5 million in 1998. Reorganization expenses are comprised primarily of professional fees related to the bankruptcy proceedings and the Company's restructuring.

     Income tax benefit. RainTree recorded income tax benefits of $9.8 million in 1998 and $2.5 million in 1997. The effective rates of 17.9% in 1998 and 5.0% in 1997 are lower than the federal statutory rate of 34% as a result of a valuation allowance established against the Company's deferred tax benefits. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes and certain other factors, the Company has established a valuation allowance principally for the portion of its deductible temporary differences, including net operating loss carryforwards that may not be available due to expirations or other limitations after consideration of net reversals of future taxable and deductible amounts. After application of the valuation allowance, RainTree's net deferred tax assets and liabilities are zero as of December 31, 1998.

     Management has determined that its net operating loss carryforwards amounting to $51.9 million will be subject to substantial reduction in realizability in future periods. Specifically, the Internal Revenue Service Code provides that in a Chapter 11 bankruptcy case, income normally arising from the discharge of indebtedness is excluded from taxable income. However, to the extent that income from discharge of indebtedness is excluded from income, taxpayers must reduce specified tax attributes, which include net operating losses. The Company anticipates that, in connection with the implementation of the Plan, its net operating losses will be substantially reduced as a result of the restructuring of its debt obligations. In addition, the Company may have had a statutory ownership change (as defined for purposes of Section 382 of the Internal Revenue Code) as a result of the effectiveness of the Plan. Accordingly, those net operating losses that may remain available as a result of the income tax implications of the attribute reduction may be restricted.

     If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Company prior to the Effective Date of the Plan (such as net operating loss carryforwards), any such benefit would be applied to reduce the balance of reorganization value in excess of amounts allocable to identifiable assets rather than income tax expense.

     Extraordinary charge -- early extinguishment of debt. The extraordinary charge recorded in 1998 represents a prepayment penalty related to the Mortgage Note that was repaid in connection with the Sale Leaseback transaction.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the year ended December 31, 1997, RainTree recorded a net loss of $47.2 million, or $7.41 per share, compared to a net loss of $23.4 million, or $5.01 per share, for 1996. Loss before income taxes amounted to $49.7 million in 1997 compared to $31.8 million in 1996. In 1997, the Company recorded impairment losses and other charges related to the planned disposition of facilities in the amount of $27.2 million compared to $3.9 million in 1996. The increased loss in 1997 is also attributable to interest expense, which increased from $5.8 million in 1996 to $20.1 million in 1997, and depreciation and amortization expense, which increased from $4.6 million in 1996 to $10.0 million in 1997.

     Revenues. Total operating revenues increased by 50.9% to $224.4 million in 1997 from $148.7 million in 1996. The increase is primarily due to revenues from patient services, which increased from $146.4 million in 1996 to $222.1 million in 1997. Patient days increased from 1.2 million in 1996 to 1.5 million in 1997. Of the increase in net patient service revenues, approximately $44.9 million is attributable to 1996 long-term care facility acquisitions, including the Signature acquisition on October 31, 1996, net of a $5.9 million decrease attributable to the disposition of three nursing facilities on March 1, 1997. The growth of the pharmacy and therapy companies accounted for an increase in revenues of approximately $23.3 million. The balance of the increase in revenues was produced by nursing and assisted living facility operations, which achieved increases in quality mix and average occupancy in 1997 compared to 1996.

     In the 1997 fourth quarter, RainTree was informed by its Medicare fiscal intermediary that it is challenging RainTree's reimbursement for certain therapy services provided at RainTree nursing facilities by Sunbelt. Although RainTree intends to vigorously pursue reimbursement of the challenged items, the Company recorded a reduction of $4.6 million in revenues in the 1997 fourth quarter due to this related-party issue. The Company also recorded other potential Medicare audit adjustments of $1.2 million in the fourth quarter. See
"Business -- Government Regulation -- The Medicare Program" and "-- Risks and Uncertainties -- Reliance on Reimbursement from Government Sources".

     Wages and related. Wages and related expenses increased 35.3% from $85.8 million in 1996 to $116.1 million in 1997. As a percentage of revenues, wages and related expenses decreased from 57.7% in 1996 to 51.8% in 1997. The dollar increase is due primarily to the increase in the number of facilities operated and the growth of RainTree's ancillary companies. The percentage decrease is due primarily to cost controls in the nursing facilities.

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

     Impairment losses and other charges. In the third quarter of 1996, RainTree announced the planned disposition of eight nursing facilities. Of these, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. As of December 31, 1997, additional facilities were identified for disposition, and in 1998 the Company filed for bankruptcy. Consequently, as of December 31, 1996 and 1997, RainTree evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with SFAS No. 121. RainTree estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain the Company's long-lived assets exceeded such undiscounted cash flows. Accordingly, RainTree then compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities with the carrying value. The future cash flows were estimated based on: (i) the remaining weighted average useful lives of the assets; (ii) earnings history; (iii) a discount rate commensurate with the risks involved and market conditions; and (iv) assumptions reflecting internal operating plans and strategies. RainTree determined that the fair value of certain assets was less than the carrying value and, accordingly, recorded a provision for impairment losses in the amount of $3.9 million in 1996 and $27.2 million in 1997

     Income tax benefit. RainTree recorded income tax benefits of $2.5 million in 1997 and $8.4 million in 1996. The effective rate of 5.0% in 1997 is the result of a valuation allowance established against the Company's net operating loss carryforward benefits. SFAS No. 109, requires that a valuation allowance be recorded against tax assets that are not likely to be realized. The Company has determined that its net operating loss carryforwards amounting to $46.5 million are not likely to be realized in future periods. Specifically, the Internal Revenue Service Code provides that, in a Chapter 11 bankruptcy case, income normally arising from the discharge of indebtedness is excluded from taxable income. However, to the extent that income from discharge of indebtedness is excluded from income, taxpayers must reduce specified tax attributes, which include net operating losses. The Company anticipates that, in connection with the implementation of the Plan, its net operating losses will be substantially reduced as a result of the restructuring of its debt obligations. Therefore, a valuation allowance has been established against the full amount of the Company's net operating loss carryforward benefits.

     The effective tax rate of 26.3% in 1996 is lower than the statutory federal income tax rate due primarily to (i) amortization of intangible assets and other expenses which are not deductible for tax; (ii) taxable income of certain subsidiaries which are not consolidated for tax purposes; and (iii) the valuation allowance established against deferred tax assets. The Company recorded a valuation allowance at December 31, 1996 amounting to $1.5 million against tax benefits arising from net operating losses and depreciation of certain of the Company's subsidiaries. The net operating losses of these particular subsidiaries arose prior to the subsidiaries' acquisition by RainTree, and must be offset by taxable income of the same companies. The valuation allowance was established due to the uncertainty of the ultimate realization of these tax benefits based upon past performance and expiration dates.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow Provided by Operating Activities

     Net cash provided by the Company's long-term care and ancillary company operations amounted to approximately $2.0 million in 1998. This cash was generated in spite of the operating loss recorded by RainTree and is due primarily to an increase in accounts payable and accrued expenses, including those subject to compromise.

     Gross accounts receivable decreased approximately $8.0 million from December 31, 1997 to December 31, 1998, primarily in connection with facility dispositions. During this same period, the allowance for doubtful accounts increased by $2.2 million. See "-- Results of Operations". RainTree anticipates that its allowance for doubtful accounts may continue to fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at December 31, 1998, if the Company is not successful in collecting its accounts receivable on a timely basis, the Company will be required to further increase its provision for doubtful accounts.

  Cash Flows from Investing and Financing Activities

     During the bankruptcy proceedings, RainTree financed its working capital needs out of its operating cash flows and under the HCFP DIP Facility, an $11 million accounts receivable-backed revolving credit facility. Interest on the HCFP DIP Facility accrued at the prime rate plus 3.0% (10.75% at December 31, 1998). As of December 31, 1998, borrowings under the HCFP DIP Facility amounted to approximately $7.0 million. On the Effective Date, the HCFP DIP Facility was replaced partially with a new $7 million revolving line of credit from Health Partners (the "First Line"). Interest on amounts outstanding under the First Line accrues at the prime rate plus 0.85%. As of March 31, 1999, borrowings outstanding under the First Line totaled approximately $3.0 million, which based on the level of eligible accounts receivable, was the maximum amount which could be borrowed at that time. As the level of eligible accounts receivable increases, the Company anticipates the amount available for borrowing under the First Line to increase. The Company is in the process of negotiating with Health Partners with respect to another $7 million line of credit (the "Second Line"). Total combined borrowings under the First Line and Second Line cannot exceed $12 million. Availability under the Second Line will be subject to the Company having met certain requirements, including sufficient eligible accounts receivable and certain financial covenants contained in the Omega Master Lease. Although the Company believes that the Second Line will close shortly, there can be no assurance that the Second Line will be obtained on terms acceptable to the Company. The failure of the Company to obtain the Second Line could have a material adverse effect on the Company.

     At December 31, 1998, RainTree had cash and cash equivalents amounting to $16.9 million compared to $5.3 million at December 31, 1997. The cash balance at December 31, 1998 includes proceeds from the Sale Leaseback in the amount of $13.0 million, which was held in escrow until the Effective Date. This cash was used to settle bankruptcy claims and for working capital. See
"-- Reorganization".

     Net cash used in investing activities in 1998 amounted to $7.8 million in 1998. In connection with the Sale Leaseback, RainTree exercised its option to purchase The Arbors Health Care Center for $3.2 million. Routine capital expenditures amounted to approximately $3.0 million and approximately $1.6 million was expended for lease and insurance deposits.

     Net cash provided by financing activities amounted to approximately $17.4 million in 1998, primarily as a result of the Sale Leaseback. The Sale Leaseback was accounted for as a financing transaction. Accordingly, RainTree recorded a lease financing obligation amounting to $38.2 million, which represents the price of the facilities sold to Omega.

     At December 31, 1998, RainTree had approximately $190.8 million in total debt and lease financing obligations. When RainTree completes the implementation of the Plan, its debt and lease financing obligations are estimated to be approximately $71.4 million, in addition to borrowings under its revolving line of credit. The Company also has aggregate minimum rent obligations of approximately $137.9 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases.

     The terms of certain of RainTree's debt and lease obligations require the Company to meet certain financial and reporting covenants. The terms of the Omega Master Lease require that RainTree maintain specified operating ratios, levels of working capital and net worth. The Indenture for the Senior Secured Notes includes covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, the making of restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. For example, should RainTree sell collateral securing the Senior Secured Notes, any cash proceeds from such sale must be used to redeem Senior Secured Notes. Any cash proceeds received from the proposed sale of Sunbelt assets would be used for this purpose.

     The Company's future cash requirements and cash flow expectations are closely related to the implementation of its restructuring. The Company generally expects to meet its near future financing needs for the coming fiscal year principally through its revolving line of credit, although the failure to enter into the Second Line could have a material adverse effect on the Company.

     Inflation. RainTree does not believe that inflation has adversely affected the Company's business during the past three years, even though Medicare and Medicaid reimbursement rates in some areas have not kept pace with inflation. To the extent inflation occurs in the future, the Company may not be able to pass on the increased costs associated with providing health care services to patients if reimbursement from third-party payors lags behind such increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are presented beginning on page F-1 of this Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In March 1997, RainTree's board of directors created a three-person executive committee (the "Executive Committee") comprised of Messrs. Whitehead, Lynch and Kremser (acting as Chair of the Executive Committee). The Executive Committee exercised all of the functions of the board of directors until February 1998, at which time a Special Restructuring Committee of the board was created to deal solely with restructuring issues facing RainTree. The Special Restructuring Committee consisted of Michael A. Jeffries, Clayton Kloehr and Nir
E. Margalit and was terminated when RainTree filed for bankruptcy in May 1998. Messrs. Whitehead and Kremser remained as directors and members of the Executive Committee until their resignations from all such positions on May 29, 1998. The duties of the Executive Committee and the Special Restructuring Committee have been assumed by the board of directors.

     Tyrrell L. Garth was a director of RainTree from August 1995 until his resignation on August 6, 1998. John T. Casey served as a director from August 1995 until his resignation on August 8, 1998. John T. Lynch, Jr. was a director from June 1992 until his resignation on December 22, 1998. Mark W. White served as a director from August 1995 until his resignation on February 16, 1999. Jock Patton was a director from August 14, 1998 until his resignation on March 1, 1999. Donald D. Finney served as a director from September 1, 1998 until December 2, 1998, when he resigned. James A. Brown was a director from September 25, 1998 until his resignation on March 1, 1999.

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 9, 1999.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Michael A. Jeffries..................  48     President and Chief Executive Officer, Director
Jimmy L. Fields......................  48     Executive Vice President and Chief Financial Officer
Nir E. Margalit......................  41     Executive Vice President, General Counsel and
                                              Secretary
Terry Troxell........................  48     Executive Vice President, Operations
Clayton Kloehr.......................  42     Senior Vice President and Treasurer
John S. Belisle(1)...................  51     Director
Martin Fenton(1).....................  63     Director
A. Whitman Marchand(1)...............  62     Director
Mark Penn(1).........................  45     Director

---------------
(1) Member of the Audit Committee and the Compensation Committee.

     Michael A. Jeffries has served as President and Chief Executive Officer of RainTree since September 8, 1997 and has been a director since October 1997. From 1989 to August 1997, Mr. Jeffries was Senior Vice President and a Director of Horizon/CMS Healthcare, a publicly traded long-term care company. From 1983 to 1989, Mr. Jeffries was employed by Beverly Enterprises, the nation's largest long-term care company, most recently as Senior Vice President, Operations. Prior thereto Mr. Jeffries was the Director of Operations and Chief Financial Officer of Mid-America Nursing, a regional nursing home system in Kansas.

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

     Nir E. Margalit has served as Executive Vice President, General Counsel and Secretary of RainTree since February 15, 1998. Mr. Margalit also served as a director of RainTree from February 15, 1998 until March 4, 1999. From 1995 to February 1998, when he joined RainTree, Mr. Margalit was Vice President, General Counsel and Secretary of Starwood Hotels and Resorts Worldwide, Inc., a publicly traded hotel paired share real estate investment trust. From 1993 to 1995, Mr. Margalit was Vice President, Development and Special Counsel of Capstar Hotels. Prior thereto Mr. Margalit was an attorney in private practice.

     Terry Troxell has served as Executive Vice President, Operations since October 1, 1998. Ms. Troxell joined RainTree when it commenced operations in July 1992, as Director of Professional Services. In November 1994, she became Vice President of Clinical Operations and in September 1996 she became Senior Vice President of Clinical Operations. From July 1991 until July 1992, Ms. Troxell served as Director of Professional Services of Samaritan Senior Services, Inc. She was employed by the Arizona Department of Health from 1985 until 1991, where she served as Program Manager of Health Care Facility Licensure and Enforcement, overseeing the licensing, certification and enforcement of all licensed healthcare facilities in Arizona. Ms. Troxell is a licensed Registered Nurse and a Certified Gerontological Clinical Specialist. She sits on the American Health Care Association's National Board as Regional Vice President and serves on its Advocacy Panel Committee and Long-Term Care Nurse Council. She is a member of the American Gerontological Nurses Association and the Association for Professionals in Infection Control and Epidemiology.

     Clayton Kloehr has served as Senior Vice President and Treasurer since July 1, 1997 and was a director from February 1998 until March 4, 1999. From August 1995 through June 30, 1997, Mr. Kloehr was an independent financial consultant. From February 1995 until August 1995, Mr. Kloehr was Treasurer of BritWill Healthcare Company. During the 14 years prior thereto Mr. Kloehr was employed by Placid Oil

Company, a privately held oil exploration and production company based in Dallas, Texas, most recently as Manager of Treasury Operations.

     John S. Belisle has served as a director of RainTree since March 3, 1999. Mr. Belisle heads Belisle & Associates, LLC, a consulting firm specializing in corporate reorganization issues. From 1979 to 1996, Mr. Belisle was employed by Chemical Bank, most recently as Managing Director and Chief Workout Officer. In this capacity, Mr. Belisle managed Chemical Bank's problem loan portfolio, which involved resolution of problem credits through debt restructuring, business turnaround initiatives, bankruptcy plan negotiations, owning and operating nonmonetary assets, and other activities.

     Martin Fenton has served as a director of RainTree since March 3, 1999. Mr. Fenton founded Senior Resource Group in 1988. Senior Resource Group builds, markets and manages full service retirement communities in Arizona, California, Nevada and Oregon. From 1958 to 1988, Mr. Fenton was employed by The Christiana Companies, Inc., serving as president since 1968. Christiana was a publicly held company primarily engaged in the planning and development of master planned residential communities. Mr. Fenton is a director of American Mutual Fund and AMCAP Fund. He is also a director/trustee of the Fixed Income Funds of the American Funds Group as well as the funds that make up the American Variable Insurance Series.

     A. Whitman Marchand has served as a director of RainTree since March 3, 1999. Mr. Marchand retired from Bankers Trust Company in 1998 after serving the bank for 38 years. Most recently, Mr. Marchand was the Managing Director and Group Head of the bank's Special Loan Group. In this capacity, Mr. Marchand was responsible for the bank's problem assets in North America. Mr. Marchand oversaw the development and implementation of workout strategies related to the bank's problem loans. He also served as President and Director of approximately 33 Bankers Trust special purpose corporations. Mr. Marchand is a Director of Coleman Company, Inc., a publicly-held manufacturer and marketer of consumer products for outdoor recreation and home hardware.

     Mark Penn has served as a director of RainTree since March 3, 1999. In 1975, Mr. Penn founded Penn + Schoen Associates, Inc. (now Penn, Schoen & Berland Associates, Inc.), a strategic research and analysis firm active in the public, private and international sectors. Currently, Mr. Penn serves as the pollster and strategist to the President and Vice President of the United States. Mr. Penn's clients have also included numerous U.S. Senators, Representatives, governors and other state and local officials. Mr. Penn is also the President of Neuro Group, a retail site location analysis firm.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 1997, except that Messrs. Brown, Finney and Patton each filed a delinquent Form 3 in 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, with respect to the years ended December 31, 1998, 1997 and 1996, compensation awarded to, earned by or paid to RainTree's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 1998.

                         SUMMARY COMPENSATION TABLE(1)

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                    ANNUAL           ------------
                                                 COMPENSATION         SECURITIES
                                              -------------------     UNDERLYING
                                               SALARY      BONUS       OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      ($)         ($)         (#)(2)       COMPENSATION
---------------------------           ----    --------    -------    ------------    ------------
Michael A. Jeffries.................  1998    $315,000    $    --           --         $    --
  President, Chief Executive Officer  1997      99,148         --      320,000              --
Paul G. Henderson(3)................  1998     175,000         --           --              --
  President, Sunbelt Therapy          1997     175,000         --        4,000              --
  Management Services, Inc.           1996     160,417         --       10,000              --
L. Robert Oberfield(4)..............  1998     172,000         --           --              --
  President, Quest Pharmacies, Inc.   1997     136,800     20,550       24,046              --
                                      1996     136,800         --       16,185              --
Clayton Kloehr......................  1998     154,000         --           --              --
  Senior Vice President and
     Treasurer                        1997      77,225         --       25,000          28,998
Nir E. Margalit.....................  1998     148,750         --      105,000              --
  Executive Vice President, General
  Counsel and Secretary

---------------
(1) Certain columns have been omitted where there has been no compensation paid or awarded to or earned by any of the named executives required to be reported in such columns.

(2) The amounts shown for 1996 include both new option grants and outstanding options from prior years that were granted during 1995 and "repriced" during 1996. All options were cancelled on the Effective Date of the Plan.

(3) Mr. Henderson resigned as President of Sunbelt and as an employee of the Company effective April 1, 1999.

(4) Effective March 29, 1999, Mr. Oberfield is no longer an executive officer of the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information about stock option grants during the last fiscal year to the executive officers named in the Summary Compensation Table.

                                                         INDIVIDUAL GRANTS
                           ------------------------------------------------------------------------------
                                                                                     POTENTIAL REALIZABLE
                                         PERCENT OF                                    VALUE AT ASSUMED
                           NUMBER OF        TOTAL                                      ANNUAL RATES OF
                           SECURITIES      OPTIONS                                       STOCK PRICE
                           UNDERLYING    GRANTED TO                                    APPRECIATION FOR
                            OPTIONS       EMPLOYEES     EXERCISE OR                     OPTION TERM(3)
                            GRANTED       IN FISCAL     BASE PRICE     EXPIRATION    --------------------
NAME                         (#)(1)        YEAR(2)        ($/SH)          DATE          5%         10%
----                       ----------    -----------    -----------    ----------    --------    --------
Nir E. Margalit(4).......   105,000         100.0%        $0.531        02/15/01     $35,064     $88,859

---------------
(1) Consists entirely of stock options.

(2) Based on total grants during the year of 105,000.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the common stock. The potential realizable value of the options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the repriced exercise price and sold on the last day of its term at the appreciated price.

(4) All stock options were cancelled on the Effective Date of the Plan.

                     FISCAL YEAR-END OPTION VALUE TABLE(1)

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises in 1998.

                                                                   NUMBER OF
                                                                  SECURITIES
                                                                  UNDERLYING
                                                              UNEXERCISED OPTIONS
                                                              AT FISCAL YEAR-END
                                                               (#) EXERCISABLE/
NAME                                                           UNEXERCISABLE(1)
----                                                          -------------------
Michael A. Jeffries.........................................    128,000/192,000
Paul G. Henderson...........................................      7,600/  6,400
L. Robert Oberfield.........................................      9,619/ 14,427
Clayton Kloehr..............................................     48,000/ 12,000
Nir E. Margalit.............................................          0/105,000

---------------
(1) None of the options were in the money as of December 31, 1998, based upon the closing bid price on that date of $0.01 as reported by Bloomberg. All stock options were cancelled on the Effective Date of the Plan.

COMPENSATION OF DIRECTORS

     The nonemployee directors of RainTree receive an annual retainer of $25,000, plus $2,000 for each Board meeting and $1,500 for each Committee meeting attended (in person or by telephone), and reimbursement of expenses. Mr. Jeffries receives no additional compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     In October 1998, RainTree obtained Bankruptcy Court approval to adopt and implement severance benefit packages for its key management personnel. Under the terms of the severance agreements, Messrs. Jeffries, Margalit, Fields, Kloehr and Ms. Troxell (together, "Senior Management") may each receive, subject to the conditions set forth below, a severance package comprised of one year's salary payable in the event of an involuntary termination without cause on or before three months after the Effective Date of the Plan (the "Senior Severance Packages"). The Board of Directors of RainTree will evaluate Senior Management within three months after the Effective Date to determine: (i) which members of Senior Management will be given employment contracts ("New Contracts") after the Effective Date; (ii) the terms of those New Contracts; and (iii) the terms of participation in post-Effective Date stock options and cash bonuses. The New Contracts must be substantially the same form as the previously existing employment contracts between RainTree and Senior Management, at substantially similar compensation terms and contain not less than 18 months severance.

     Under the terms of the Plan, the Board of Directors of RainTree, within three months of the Effective Date, will allocate to Senior Management retained under New Contracts options to purchase or otherwise receive up to 5% of the New Common Stock (on a fully diluted basis). In addition, within six months of the Effective Date, Senior Management retained under New Contracts will be paid an aggregate cash bonus of $250,000, with terms and conditions for such bonuses to be set by the Board of Directors of RainTree. In addition to their Senior Severance Packages, RainTree will reimburse Mr. Jeffries and Mr. Fields the closing costs for their homes in Albuquerque, New Mexico and Tucson, Arizona, respectively, not to exceed $25,000 for Mr. Jeffries and $30,000 for Mr. Fields (the "Closing Costs Reimbursement").

     If any member of Senior Management declines to accept an offered New Contract, that member may be terminated without a Senior Severance Package. Each member of Senior Management has waived and released all other claims for severance or other termination payments as may have existed before May 28, 1998 other than the Closing Costs Reimbursement. The terms of the Senior Severance Packages supercede and replace, in their entirety, any pre-bankruptcy severance or termination agreements or arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     None.

     The Compensation Committee currently consists of Messrs. Belisle, Marchand, Penn and Fenton.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of RainTree Common Stock at April 9, 1999 with respect to each person known to RainTree to own beneficially more than five percent of the outstanding shares of RainTree Common Stock. As of April 9, 1999, none of RainTree's directors or executive officers were beneficial owners of the Company's stock.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
IDENTITY OF STOCKHOLDER OR GROUP                               NUMBER      PERCENT
--------------------------------                              ---------    -------
BritWill Investments Company, Ltd.(2).......................    659,369      8.7%
  25 Highland Park Village Suite 100-372
  Dallas, Texas 75205
Saulkeld & Co...............................................    515,940      6.8%
  c/o Bankers Trust Company
  16 Wall Street, 4th Floor, Window #41
  New York, New York 10015
Bank of New York............................................  2,721,311     35.8%
  925 Patterson Plank Road
  Secaucus, NJ 07094
Chase Manhattan Bank........................................  2,413,669     31.8%
  4 New York Plaza, 13th Floor
  New York, NY 10004
Bear, Stearns Securities Corp...............................    593,106      7.8%
  One Metrotech Center North Fourth Floor
  Brooklyn, NY 11201-3862
State Street Bank and Trust Co..............................    505,885      6.7%
  Global Corp Action Department JAB5W
  P.O. Box 1631
  Boston, MA 02105-1631

---------------
(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Includes 92,354 shares issued to UNHC Real Estate Holdings, Inc. and 567,015 shares issued to BritWill Investments Company, Ltd. These entities are affiliates of Mr. Whitehead.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     When RainTree filed for bankruptcy, it had significant debt obligations payable to Messrs. Kremser, Whitehead and Henderson and their affiliates. The settlement of the claims under the terms of the Plan are as described in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations".

     Mr. Oberfield serves as the president and is the minority shareholder of RainTree's Quest subsidiary. The Shareholders Agreement between Mr. Oberfield and the Company contains a put and call feature annually whereby, beginning May 1, 1998 and each May thereafter, RainTree may require Mr. Oberfield to sell his stock in the subsidiary (the "Quest Stock") to RainTree, or Mr. Oberfield may require RainTree to purchase his Quest Stock based on a defined formula.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of RainTree Healthcare Corporation and subsidiaries are included in Item 8:

1.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

2.  FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts...............  S-1

     All other schedules are omitted because they are not applicable or required.

3.  EXHIBITS

 2.1   Disclosure Statement in Support of Debtors' Joint Plan of
       Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 13, 1998)
 2.2   Disclosure Statement in Support of Debtors' First Amended
       Joint Plan of Reorganization Dated October 15, 1998 and
       Debtors' First Amended Joint Plan of Reorganization Dated
       October 15, 1998 (incorporated by reference to Exhibit 2.1 to Form 10-K filed on November 4, 1998)
 3.1   Certificate of Incorporation of RainTree Healthcare
       Corporation, as amended and restated (incorporated by reference to Exhibit 2 of Amendment No. 1 to the Form 8-A filed on April 8, 1999)
 3.2 Bylaws of RainTree Healthcare Corporation, as amended and restated (incorporated by reference to Exhibit 3 to Amendment No. 1 to the Form 8-A filed on April 8, 1999)
 4.1   Indenture dated as of January 31, 1999, among RainTree
       Healthcare Corporation, the Guarantors and Norwest Bank
       Minnesota, National Association, as Trustee

10.1   Omega New Master Lease dated December 31, 1998 among Omega
       Healthcare Investors, Inc. and Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.2   First Amendment to Omega New Master Lease, dated as of
       February 1, 1999, among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments I, Inc.,
       BritWill Investments-II, Inc., Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.3   Revolving Credit Note dated February 8, 1999, among RainTree
       Healthcare Corporation, Sunquest SPC, Inc., Safford Care,
       Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and
       Arkansas, Inc., and HCFP Funding, Inc.
10.4   Loan and Security Agreement dated February 8, 1999, among
       RainTree Healthcare Corporation, Sunquest SPC, Inc., Safford
       Care, Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and
       Arkansas, Inc., and HCFP Funding, Inc.
10.5   Second Amendment To Omega New Master Lease, dated as of
       February 2, 1999 among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments-I, Inc.,
       BritWill Investments-II, Inc., Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.6 First Amendment To Omega New Master Lease Guarantee, dated as of February 2, 1999 among RainTree Healthcare
       Corporation, Signature Health Care Corporation, BritWill
       HealthCare Company, BritWill Investments-I, Inc., Cedar
       Care, Inc., and Sherwood HealthCare Corporation in favor of
       Omega Healthcare Investors, Inc.
10.7   First Amendment To Security Agreement, dated as of February
       1, 1999 among Omega Healthcare Investors, Inc. and BritWill
       Indiana Partnership as successor in interest to BritWill
       Investments-I, Inc.
10.8   Amended and Restated Security Agreement, dated as of
       February 2, 1999 among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments-II, Inc.,
       Amberwood Court, Inc., The Arbors Health Care Center, Inc.,
       Brookshire House, Inc., Christopher Nursing Center, Inc.,
       Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing
       Center, Inc.
10.9   Indiana Returned Facilities Agreement, dated as of February
       1, 1999 among Omega Healthcare Investors, Inc. and BritWill
       Indiana Partnership
10.10 Indiana Returned Facility Note, dated as of January 31, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana
       Partnership
10.11  Indiana Returned Facility Note Guarantee, dated as of
       January 31, 1999 among RainTree Healthcare, BritWill
       HealthCare Company and Omega Healthcare Investors, Inc.
10.12 Indiana Returned Facilities Interim Management Agreement, dated as of February 1, 1999 by and between RainTree
       Healthcare Corporation and Omega Healthcare Investors, Inc.
10.13 Amended Pledge Agreement, dated as of February 2, 1999 by and between BritWill HealthCare Company and Omega Healthcare
       Investors, Inc.
10.14  Second Amended and Restated Pledge Agreement, dated as of
       February 2, 1999 by and between BritWill Investments-I, Inc.
       and Omega Healthcare Investors, Inc.
10.15  Promissory Note dated as of January 31, 1999 among RainTree
       Healthcare Corporation, American Professional Holding, Inc.,
       Ampro Medical Services, Inc., Gamma Laboratories, Inc.,
       Memphis Clinical Laboratory, Inc., Quest Pharmacies, Inc., and David Kremser, Bernice Kremser, Holly Kremser, Michael
       Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C.

10.16  Shareholders Agreement dated May 15, 1995, among Quest
       Pharmacies, Inc., the Company and L. Robert Oberfield
       (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on October 2, 1995,
       File No. 33-97662)
10.17  Lease for Marshall Manor Nursing Home (Alabama)
       (incorporated by reference to Exhibit 10.51 to Amendment No.
       1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
10.18 Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit 10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.19 Lease for Boonville Convalescent Center (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.20  Sublease for Holiday Manor (incorporated by reference to
       Exhibit 10.63 to Amendment No. 1 to the Registration
       Statement on Form S-1 filed on November 16, 1995, File No.
       33-97662)
10.21 Lease for Owensville Convalescent Center (incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.22 Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.23  Lease for SunCrest HealthCare Center, dated September 14,
       1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on Form S-1
       filed on November 16, 1995, File No. 33-97662)
10.24  Lease for Hemphill Care Center, dated September 1, 1994
       (incorporated by reference to Exhibit 10.84 to Amendment No.
       1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
10.25  Lease for Nightingale West Nursing Home, dated August 24,
       1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on Form S-1
       filed on November 16, 1995, File No. 33-97662)
10.26 Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister Healthcare, Inc. and BritWill
       Investments-II, Inc. (incorporated by reference to Exhibit
       10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
10.27  Security Agreement effective as of February 1, 1996 by among
       RainTree Healthcare Corporation, a Delaware corporation,
       Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash
       (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 1996)
10.28  Lease dated as of June 13, 1995, between AHP of Colorado,
       Inc. and Arkansas, Inc. (incorporated by reference to Exhibit 10.121 to the Registration Statement on Form S-4
       filed on July 3, 1997, File No. 333-30793)
10.29  Lease dated as of June 13, 1995, between AHP of Colorado,
       Inc. and Cornerstone Care, Inc. (incorporated by reference to Exhibit 10.122 to the Registration Statement on Form S-4
       filed on July 3, 1997, File No. 333-30793)
10.30  Lease dated as of July 28, 1995, between American Health
       Properties of Arizona, Inc. and Safford Care, Inc.
       (incorporated by reference to Exhibit 10.123 to the Registration Statement on Form S-4 filed on July 3, 1997,
       File No. 333-30793)
10.31  Lease dated as of July 28, 1995, between American Health
       Properties of Arizona, Inc. and Douglas Manor, Inc.
       (incorporated by reference to Exhibit 10.124 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1996)
10.32  [Intentionally Omitted]

    10.33  [Intentionally Omitted]
    10.34  [Intentionally Omitted]
    10.35  [Intentionally Omitted]
    10.36  [Intentionally Omitted]
    10.37  BritWill Acquisition Promissory Note A dated as of January 31, 1999, among RainTree Healthcare Corporation and BritWill Investments Company, Ltd.
    10.38  BritWill Acquisition Promissory Note B dated as of January 31, 1999, among RainTree Healthcare Corporation and UNHC Real Estate Holdings, Ltd.
    10.39  Pledge Agreement effective January 31, 1999, among RainTree Healthcare Corporation and Norwest Bank
           Minnesota, National Association
    10.40  Registration Rights Agreement dated as of January 31, 1999, among RainTree Healthcare Corporation and
           Morgan Stanley Dean Witter High Yield Securities, Inc., Morgan Stanley Dean Witter Diversified Income
           Fund, Morgan Stanley Dean Witter Variable Investment Series--High Yield Portfolio, High Income Advantage
           Trust II, High Income Advantage Trust, High Income Advantage Trust III, Morgan Stanley Dean Witter Select
           Dimensions Investment Series--The Diversified Income Portfolio and Capital Research and Management Company
    10.41  Security Agreement effective January 31, 1999 by and between Quest Pharmacies, Inc., Sunbelt Therapy
           Management Services, Inc. (Arizona), Decatur Sports Fit & Wellness Center, Inc., Therapy Health Systems,
           Inc., Henderson & Associates Rehabilitation, Inc., Sunbelt Therapy Management Services, Inc. (Alabama),
           RainTree Healthcare Corporation and Norwest Bank Minnesota, National Association
    10.42  Security Agreement dated as of January 31, 1999 by and between American Professional Holding, Inc. and
           David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
           Investments, L.L.C.
    10.43  Stock Pledge Agreement (American Professional Holding, Inc.) dated January 31, 1999 by and between
           RainTree Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser,
           Stanley Kremser and Elk Meadows Investments, L.L.C.
    10.44  Security Agreement dated as of January 31, 1999 by and between Ampro Medical Services, Inc. and David
           Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments,
           L.L.C.
    10.45  Stock Pledge Agreement (Ampro Medical Services, Inc.) dated January 31, 1999 by and between American
           Professional Holding, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley
           Kremser and Elk Meadows Investments, L.L.C.
    10.46  Security Agreement dated as of January 31, 1999 by and between Gamma Laboratories, Inc. and David Kremser,
           Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C.
    10.47  Stock Pledge Agreement (Gamma Laboratories, Inc.) dated January 31, 1999 by and between American
           Professional Holding, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley
           Kremser and Elk Meadows Investments, L.L.C.
    10.48  Security Agreement dated as of January 31, 1999 by and between Memphis Clinical Laboratory, Inc. and David
           Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments,
           L.L.C.
    10.49  Stock Pledge Agreement (Memphis Clinical Laboratory, Inc.) dated January 31, 1999 by and between RainTree
           Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser
           and Elk Meadows Investments, L.L.C.
    10.50  Security Agreement dated as of January 29, 1999 by and between Quest Pharmacies, Inc. and David Kremser,
           Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C.

10.51  Stock Pledge Agreement (Quest Pharmacies, Inc.) dated January 31, 1999 by and between
       RainTree Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael
       Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C.
10.52  Sharing Agreement dated January 31, 1999, by and between Northwest Bank Minnesota,
       National Association, RainTree Healthcare Corporation, BritWill Healthcare Company,
       BritWill Indiana Partnership and Omega Healthcare Investors, Inc.
21     List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1997)
27     Financial Data Schedule (included only in the EDGAR filing)

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RainTree Healthcare Corporation

                                          By:    /s/ MICHAEL A. JEFFRIES

                                            ------------------------------------
                                                    Michael A. Jeffries
                                               President and Chief Executive
                                                           Officer

Date: April 15, 1999

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

              /s/ MICHAEL A. JEFFRIES                President and Chief Executive        April 15, 1999
---------------------------------------------------    Officer, Director (principal
                Michael A. Jeffries                    executive officer)

                /s/ JIMMY L. FIELDS                  Executive Vice President and Chief   April 15, 1999
---------------------------------------------------    Financial Officer (principal
                  Jimmy L. Fields                      financial officer)

               /s/ WARREN K. JERREMS                 Vice President, Controller, Chief    April 15, 1999
---------------------------------------------------    Accounting Officer (principal
                 Warren K. Jerrems                     accounting officer)

                   /s/ MARK PENN                     Director                             April 15, 1999
---------------------------------------------------
                     Mark Penn

                /s/ JOHN S. BELISLE                  Director                             April 15, 1999
---------------------------------------------------
                  John S. Belisle

              /s/ A. WHITMAN MARCHAND                Director                             April 15, 1999
---------------------------------------------------
                A. Whitman Marchand

                 /s/ MARTIN FENTON                   Director                             April 15, 1999
---------------------------------------------------
                   Martin Fenton

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
1.  FINANCIAL STATEMENTS
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
2.  FINANCIAL STATEMENT SCHEDULES
Schedule II Valuation and Qualifying Accounts...............  S-1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
RainTree Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of RainTree Healthcare Corporation and subsidiaries (formerly Unison HealthCare Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RainTree Healthcare Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits, the related financial statement schedule, as it relates to December 31, 1998 and 1997 and each of the three years in the period ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that RainTree Healthcare Corporation and subsidiaries will continue as a going concern. As shown in the consolidated financial statements, RainTree HealthCare Corporation incurred substantial losses in each of the past three years. In addition, on May 28, 1998, RainTree Healthcare Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about RainTree Healthcare Corporation's ability to continue as a going concern. During 1998, RainTree Healthcare Corporation and its subsidiaries were operating as debtors-in-possession under the jurisdiction of the Chapter 11 Trustee appointed by the United States Bankruptcy Court. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

                                          ERNST & YOUNG LLP

Phoenix, Arizona
March 26, 1999

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
ASSETS (Note 2)
Current assets:
  Cash and cash equivalents.................................  $  16,863    $  5,295
  Accounts receivable.......................................     22,621      32,855
  Prepaid expenses and other current assets.................      8,670       7,768
                                                              ---------    --------
     Total current assets...................................     48,154      45,918
Property and equipment, net.................................     29,227      25,588
Lease operating rights and other intangible assets, net.....     58,960      84,487
Goodwill, net...............................................     24,816      28,357
Security deposits...........................................      9,383       7,817
                                                              ---------    --------
                                                              $ 170,540    $192,167
                                                              =========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  10,815    $  7,592
  Accrued expenses..........................................     15,175      24,617
  Current portion of notes payable and long-term debt due to
     related parties........................................         --      20,500
  Current portion of other notes payable and long-term
     debt...................................................      1,012     144,277
                                                              ---------    --------
     Total current liabilities..............................     27,002     196,986
Liabilities subject to compromise...........................    166,870          --
Other notes payable and long-term debt......................      7,132       8,020
Lease financing obligation..................................     38,200          --
Deferred taxes..............................................      5,456      16,013
Leasehold liability, net....................................      4,058       4,246
Other liabilities...........................................        899         936
                                                              ---------    --------
     Total liabilities......................................    249,617     226,201
Stockholders' deficit:
  Preferred stock, $.001 par value; authorized 1,000,000
     shares; no shares issued or outstanding................         --          --
  Common stock, $.001 par value; authorized 25,000,000
     shares; 6,422,096 shares issued and outstanding in 1998
     and 1997...............................................          5           5
  Additional paid-in capital................................     36,211      36,211
  Accumulated deficit.......................................   (115,293)    (70,250)
                                                              ---------    --------
     Net stockholders' deficit..............................    (79,077)    (34,034)
                                                              ---------    --------
                                                              $ 170,540    $192,167
                                                              =========    ========

                             See accompanying notes.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT COMMON SHARES AND
                                                                        PER SHARE AMOUNTS)
Operating revenues:
  Net patient service revenues..............................   $ 182,537     $ 221,072     $ 146,379
  Other operating revenues..................................       1,494         3,294         2,295
                                                               ---------     ---------     ---------
     Total operating revenues...............................     184,031       224,366       148,674
Expenses:
  Wages and related.........................................      99,668       116,137        85,789
  Other operating...........................................      73,528        84,566        64,771
  Rent......................................................      14,644        16,119        15,658
  Interest (excludes contractual interest not accrued on
     prepetition debt of $10,961 in 1998)...................      12,140        20,076         5,824
  Depreciation and amortization.............................       8,970         9,974         4,561
  Impairment losses and other charges.......................      23,385        27,185         3,865
                                                               ---------     ---------     ---------
     Total expenses.........................................     232,335       274,057       180,468
                                                               ---------     ---------     ---------
Loss from operations........................................     (48,304)      (49,691)      (31,794)
Reorganization expenses.....................................       5,487            --            --
                                                               ---------     ---------     ---------
Loss before income taxes and extraordinary charge...........     (53,791)      (49,691)      (31,794)
Income tax benefit..........................................      (9,842)       (2,480)       (8,356)
                                                               ---------     ---------     ---------
Loss before extraordinary charge............................     (43,949)      (47,211)      (23,438)
Extraordinary charge -- early extinguishment of debt........       1,094            --            --
                                                               ---------     ---------     ---------
Net loss....................................................   $ (45,043)    $ (47,211)    $ (23,438)
                                                               =========     =========     =========
Net loss per share:
  Loss before extraordinary charge..........................   $   (6.84)    $   (7.41)    $   (5.01)
  Extraordinary charge -- early extinguishment of debt......       (0.17)           --            --
                                                               ---------     ---------     ---------
     Net loss...............................................   $   (7.01)    $   (7.41)    $   (5.01)
                                                               =========     =========     =========
Weighted average common shares used in per share
  calculation...............................................   6,422,096     6,370,834     4,676,037

                            See accompanying notes.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             COMMON STOCK                     RETAINED
                                          ------------------   ADDITIONAL     EARNINGS
                                          NUMBER OF             PAID-IN     (ACCUMULATED
                                           SHARES     AMOUNT    CAPITAL       DEFICIT)      TOTAL
                                          ---------   ------   ----------   ------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1995............  4,213,748     $3      $20,501      $     399     $ 20,903
Costs of initial public offering........         --     --          (93)            --          (93)
Stock warrants exercised................    178,503     --           --             --           --
Conversion of debenture.................    137,564     --        1,714             --        1,714
Common stock issued for acquisitions....  1,537,376      2       12,701             --       12,703
Stock options exercised.................     11,307     --          102             --          102
Tax benefit associated with exercise of
  stock options.........................         --     --           11             --           11
Repurchase of stock warrants............         --     --         (213)            --         (213)
Net loss................................         --     --           --        (23,438)     (23,438)
                                          ---------     --      -------      ---------     --------
BALANCE AT DECEMBER 31, 1996............  6,078,498      5       34,723        (23,039)      11,689
Common stock issued for acquisition.....    238,052     --          685             --          685
Conversion of Sunbelt notes payable.....    105,196     --          800             --          800
Stock options exercised.................        350     --            3             --            3
Net loss................................         --     --           --        (47,211)     (47,211)
                                          ---------     --      -------      ---------     --------
BALANCE AT DECEMBER 31, 1997............  6,422,096      5       36,211        (70,250)     (34,034)
Net loss................................         --     --           --        (45,043)     (45,043)
                                          ---------     --      -------      ---------     --------
BALANCE AT DECEMBER 31, 1998............  6,422,096     $5      $36,211      $(115,293)    $(79,077)
                                          =========     ==      =======      =========     ========

                            See accompanying notes.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss.................................................    $(45,043)   $(47,211)   $(23,438)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Impairment losses and other charges....................      23,385      27,185       3,865
  Depreciation and amortization..........................       8,970       9,974       4,561
  Provision for doubtful accounts........................       6,210       2,039       2,742
  Change in deferred taxes...............................     (10,934)     (3,286)     (9,238)
  Minority interest expense..............................         386         299         138
  Leasehold liability amortization.......................        (188)       (188)       (188)
  Other charges and credits, net.........................          52          41         (69)
  Changes in operating assets and liabilities, net of
     acquisitions:
     Net accounts receivable.............................       4,024      (8,263)     (5,310)
     Prepaids and other current assets...................        (525)       (136)        825
     Accounts payable and accrued expenses...............      15,624       1,238       2,454
                                                             --------    --------    --------
Net cash provided by (used in) operating activities......       1,961     (18,308)    (23,658)
                                                             --------    --------    --------
INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements.........      (2,965)     (1,535)     (3,587)
Increase in intangibles and other assets.................          --        (205)     (2,707)
Increase in lease and insurance deposits.................      (1,566)     (1,840)     (1,204)
Acquisitions, net of cash acquired.......................      (3,236)       (659)    (41,225)
                                                             --------    --------    --------
Net cash used in investing activities....................      (7,767)     (4,239)    (48,723)
                                                             --------    --------    --------
FINANCING ACTIVITIES:
Net increase (decrease) in revolving line of credit......        (113)      7,117        (789)
Proceeds from sale leaseback transaction.................      38,200          --          --
Proceeds from long-term borrowings.......................          --      23,950     113,567
Payments on long-term borrowings.........................     (19,615)    (16,868)    (24,808)
Repayment of other long-term liabilities.................          --          --      (2,779)
Change in bank overdrafts................................         (19)       (780)      3,043
Repurchase of stock warrants.............................          --          --        (213)
Exercise of stock options................................          --           3         102
Increase in deferred financing costs.....................      (1,079)     (2,989)     (4,502)
                                                             --------    --------    --------
Net cash provided by financing activities................      17,374      10,433      83,621
                                                             --------    --------    --------
     Net increase (decrease) in cash.....................      11,568     (12,114)     11,240
Cash and cash equivalents at beginning of year...........       5,295      17,409       6,169
                                                             --------    --------    --------
Cash and cash equivalents at end of year.................    $ 16,863    $  5,295    $ 17,409
                                                             ========    ========    ========

                            See accompanying notes.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
           (IN THOUSANDS, EXCEPT COMMON SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS

     RainTree Healthcare Corporation, ("RainTree" or the "Company") is a provider of long-term and specialty healthcare services. At December 31, 1998, RainTree operated 42 facilities, including long-term care and specialty care and independent/assisted living facilities. RainTree's facilities are located in six states, principally in the midwest and southwest regions of the United States. RainTree also provides, either directly or through third-party contracts, pharmaceutical services, rehabilitation therapy services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.

     On January 31, 1999, RainTree changed its name from Unison HealthCare Corporation.

2.  PLAN OF REORGANIZATION

  Bankruptcy Proceedings

     On January 7, 1998, three of RainTree's subsidiaries with operations in Texas and Indiana filed voluntary petitions for reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). On May 28, 1998, RainTree and 29 of its other subsidiaries also filed for reorganization under Chapter 11. In January 1999, the Bankruptcy Court confirmed the Company's Plan of Reorganization (the "Plan") and on January 31, 1999, (the "Effective Date"), RainTree emerged from bankruptcy.

     During the Chapter 11 process, RainTree and its subsidiaries (the "Debtors") operated their businesses and managed their properties as debtors-in-possession under authority of the Bankruptcy Code. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for reorganization are stayed while the Debtors are in bankruptcy. These claims are set forth in the December 31, 1998 balance sheet as "liabilities subject to compromise". Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors' property and equipment. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), interest on unsecured, prepetition obligations of the Debtors ceased to accrue on the filing date.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including payables to vendors deemed essential to the continued operation of RainTree's business ("Essential Vendor Claims") and employee wages and benefits.

     Liabilities subject to compromise consist of the following:

12 1/4% Senior Notes........................................  $100,000
13% Senior Notes............................................    20,000
Notes payable and long-term debt............................    24,495
Trade payables..............................................     4,661
Accrued interest............................................    11,486
Other.......................................................     6,228
                                                              --------
                                                              $166,870
                                                              ========

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Implementing the Plan of Reorganization

     The implementation of the Plan allowed RainTree to restructure its balance sheet, significantly reduce its debt burden and dispose of unprofitable facilities. Prior to the confirmation of the Plan, the Company reached agreement with respect to its restructuring with its major creditors including, among others:

     - Omega Healthcare Investors, Inc. ("Omega"), from whom RainTree leases long-term care facilities;

     - The holders of $100,000 of 12 1/4% Senior Notes due 2006 (the "12 1/4% Senior Notes") and $20,000 of 13% Senior Notes due 1999 (the "13% Senior Notes");

     - Health Care Financial Partners ("Health Partners"), who provided an $11,000 accounts receivable-backed line of credit facility (the "HCFP DIP Facility") for working capital during the Chapter 11 proceedings;

     - Bruce H. Whitehead, a major stockholder and creditor of the Company and, until May 29, 1998, the Chairman of RainTree's board of directors; and

     - David A. Kremser, a major stockholder and creditor of the Company and, until May 29, 1998, a director of RainTree.

     Prior to the Effective Date, the Company leased six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas"), an affiliate of Mr. Whitehead, which were subject to a mortgage in favor of Omega (the "BritWill Texas Leases").

     The major provisions of the Plan are as follows.

     - All of RainTree's common stock was cancelled on the Effective Date. As described below, RainTree will issue up to 8,000,000 new common shares (the "New Common Stock"). RainTree will also issue up to $26,000 of new debt securities (the "Senior Secured Notes") in satisfaction of bankruptcy claims. The Senior Secured Notes bear interest at 11.0%, will mature four years from the Effective Date, and are secured by the stock and personal property of certain RainTree subsidiaries.

     - On December 31, 1998, Omega purchased seven facilities owned and operated by RainTree for a purchase price of $38,200. The facilities were then leased back to RainTree (the "Sale Leaseback"). A portion of the proceeds were used to (i) repay the mortgage note related to six of these facilities amounting to approximately $19,335, including a prepayment penalty (the "Mortgage Note") and (ii) exercise the Company's option to purchase The Arbors Health Care Center for approximately $3,236. The Arbors facility was included in the Sale Leaseback. The remaining proceeds from the sale were held in escrow until the Effective Date, when they were used to settle bankruptcy claims as provided for in the Plan and described below. Omega received closing costs, financing fees and reimbursement of expenses in the amount of $1,000. These seven facilities and eleven other facilities leased from Omega and BritWill Texas were combined into a single master lease (the "Omega Master Lease"). RainTree realized no gain or loss on the Sale Leaseback, which was accounted for as a financing transaction (Note 15).

     - Six leased facilities were returned to Omega and three BritWill Texas facilities that RainTree disposed of in March 1997 via a sublease agreement are excluded from the Master Lease. In return, Omega received $2,000 in cash, a seven-year, $3,000 promissory note bearing interest at 7.0% and a guarantee by RainTree that supersedes and replaces all previous guarantees of BritWill Texas obligations. RainTree also paid to Omega, in cash, prepetition rent payments and other obligations in the amount of approximately $2,061.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - In settlement of approximately $15,811 of allowed claims, Mr. Whitehead and affiliates (the "Whitehead Affiliates") received $541 in cash and unsecured promissory notes totaling $1,530 and will receive Senior Secured Notes amounting to $292 and approximately 729,000 shares of New Common Stock. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years.

     - In settlement of approximately $5,370 of allowed claims, Mr. Kremser and affiliates (the "Kremser Affiliates") received $541 in cash and a promissory note amounting to $1,354. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years.

     - Convenience Claims, defined in the Plan as payables due to general unsecured creditors amounting to one thousand dollars or less (or two thousand dollars or less whose holders elect to reduce their claims to one thousand dollars), were paid in cash. RainTree paid approximately $520 to settle Convenience Claims. Essential Vendor Claims were paid in cash in the aggregate amount of approximately $2,457.

     - Trade Unsecured Claims are defined in the Plan as payables to other trade vendors. RainTree is currently in the process of settling Trade Unsecured Claims and other general unsecured claims. Each holder of a Trade Unsecured Claim will receive, in cash, the lesser of 35% of the allowed amount of the claim or a pro rata portion of $1,400, plus shares of New Common Stock. The total amount of Trade Unsecured Claims was approximately $3,400.

     - All other general unsecured creditors will share pro rata in approximately 91% of the New Common Stock and the Senior Secured Notes. A subordination agreement related to the 13% Senior Notes resulted in a reallocation among the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to a subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the holders of the 13% Senior Notes will receive Senior Secured Notes equal to 100% of their allowed claims ($22,053) and the Consenting Noteholders will receive only New Common Stock totaling approximately 6,343,000 shares. The holders of the 12 1/4% Senior Notes who did not consent to the subordination agreement will receive Senior Secured Notes totaling $1,848 and approximately 522,000 shares of New Common Stock. The aggregate amount of these general unsecured claims was approximately $137,500.

     - Secured claims included the Mortgage Note, the HCFP DIP Facility, claims of Omega, property tax liabilities and other secured loans. Secured claims were either: (i) paid in cash; (ii) the liability was continued in accordance with its original terms after defaults, if any, were cured; or
       (iii) the collateral securing such liability was returned to the creditor in full satisfaction of the claim. The aggregate amount of secured claims was approximately $34,700.

     - The Company's stockholders will share pro rata in the issuance of warrants to purchase approximately 400,000 shares of New Common Stock.

     - On the Effective Date, RainTree obtained a new $12,000 line of credit from Health Partners that replaced the HCFP DIP Facility. See Note 12.

  Fresh Start Reporting (Unaudited)

     In accordance with SOP 90-7, RainTree adopted fresh start reporting as of the Effective Date. RainTree, with the assistance of its financial advisors, determined its reorganization value, which represents the fair market value of the Company before considering liabilities. Reorganization value is intended to represent the amount a willing buyer would pay for the assets of RainTree immediately after its emergence from Chapter 11. The reorganization value was based on, among other things, discounted cash flows for the

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reorganized Company over a 14-year period. The projected cash flows included assumptions as to anticipated revenues, operating expenses and capital expenditures. A discount rate of 16% was used, which reflects the uncertainty of the cash flows, the general inherent risk of the long-term care industry, and general business conditions.

     Under fresh start reporting, the reorganization value of the Company has been allocated to RainTree's assets and liabilities on a basis substantially consistent with purchase accounting. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets". All identifiable assets were recorded at fair value, which approximated carrying value. The new Senior Secured Notes and all other liabilities were recorded at fair value, which approximated carrying value.

     The adjustments made to give effect to the discharge of prepetition liabilities and fresh-start reporting are as follows. The reorganized balance sheet gives pro forma effect to New Common Stock and Senior Secured Notes yet to be issued under the Plan.

                                           JANUARY 31, 1999
                                           PRECONFIRMATION      DEBT        FRESH START     REORGANIZED
                                            BALANCE SHEET     DISCHARGE     ADJUSTMENTS    BALANCE SHEET
                                           ----------------   ---------     -----------    -------------
ASSETS
Current assets:
  Cash and cash equivalents..............     $  17,308       $ (15,684)(a)  $     --        $  1,624
  Accounts receivable, net...............        22,579              --            --          22,579
  Prepaid expenses and other current
     assets..............................         8,815              --        (5,465)(g)       3,350
                                              ---------       ---------      --------        --------
     Total current assets................        48,702         (15,684)       (5,465)         27,553
Property and equipment, net..............        29,255          (3,117)(b)    23,500(h)       49,638
Lease operating rights and other
  intangibles, net.......................        58,608          (4,728)(c)   (52,858)(h)       1,022
Goodwill, net............................        24,727              --       (24,727)(h)          --
Security deposits........................         9,675            (279)(d)        --           9,396
Reorganization value in excess of amounts
  allocable to identifiable assets.......            --              --        47,997(h)       47,997
                                              ---------       ---------      --------        --------
                                              $ 170,967       $ (23,808)     $(11,553)       $135,606
                                              =========       =========      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................     $  11,087       $      --      $     --        $ 11,087
  Accrued expenses.......................        16,319           5,957(e)         --          22,276
  Current portion of long-term debt......         1,012            (311)(e)        --             701
                                              ---------       ---------      --------        --------
     Total current liabilities...........        28,418           5,646            --          34,064
Liabilities subject to compromise........       166,870        (166,870)(e)        --              --
Notes payable and long-term debt.........         8,144          24,307(a)         --          32,451
Lease financing obligation...............        38,200              --            --          38,200
Deferred taxes...........................         5,465              --         3,535(g)        9,000
Leasehold liability, net.................         4,058              --        (4,058)(h)          --
Other liabilities........................           897              --            --             897
                                              ---------       ---------      --------        --------
     Total liabilities...................       252,052        (136,917)         (523)        114,612

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                           JANUARY 31, 1999
                                           PRECONFIRMATION      DEBT        FRESH START     REORGANIZED
                                            BALANCE SHEET     DISCHARGE     ADJUSTMENTS    BALANCE SHEET
                                           ----------------   ---------     -----------    -------------
Stockholders' equity (deficit):
  Common stock, Predecessor Company......             5              --            (5)(i)          --
  Common stock, Reorganized Company......            --               8(a)         --               8
  Additional paid-in capital.............        36,211          20,986(a)    (36,211)(i)      20,986
  Retained earnings (accumulated
     deficit)............................      (117,301)         92,115(f)     25,186(i)           --
                                              ---------       ---------      --------        --------
     Net stockholders' equity
       (deficit).........................       (81,085)        113,109       (11,030)         20,994
                                              ---------       ---------      --------        --------
                                              $ 170,967       $ (23,808)     $(11,553)       $135,606
                                              =========       =========      ========        ========

---------------
(a) To record the settlement of bankruptcy claims through payment of cash, issuance of Senior Secured Notes and issuance of New Common Stock.

(b) To reflect property and equipment returned to creditors in satisfaction of bankruptcy claims.

(c) To record the write-off of deferred debt issue costs.

(d) To record adjustments to security deposits related to the Omega Master
    Lease.

(e) To record the discharge or reclassification of prepetition obligations.

(f) To record the estimated gain on discharge of indebtedness.

(g) To record adjustment to deferred tax assets and liabilities.

(h) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

(i) To record the cancellation of Predecessor Company common stock and elimination of retained earnings.

     In accordance with SOP 90-7, reorganization items are reported separately in the consolidated statement of operations. Reorganization items are comprised primarily of professional fees related to the bankruptcy and restructuring (Note
5).

3.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of RainTree and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

     Revenues and expenses related to the operations of acquired entities (Note
4) are included in RainTree's results of operations for periods subsequent to the date of acquisition. The merger with American Professional Holding, Inc. ("Ampro") and Memphis Clinical Laboratory, Inc. ("Memphis") has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements of RainTree include the accounts of Ampro and Memphis for all periods presented.

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The recent losses from operations and the related bankruptcy proceedings raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, the Company's ability to achieve profitable operations

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

after emerging from bankruptcy and the Company's ability to generate sufficient cash from operations to meet its obligations.

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

  Net Operating Revenues

     Revenues are recognized when services are provided and products are delivered. RainTree's revenues are derived primarily from providing long-term healthcare services. Contractual adjustments resulting from agreements with various organizations to provide services for amounts which differ from billed charges, including services under Medicare and Medicaid, are recorded as deductions from gross patient service revenue. The estimated third-party payor settlements under Medicare and Medicaid programs are recorded in the period the related services are rendered and are subject to audit and final settlement by the fiscal intermediary. Differences between the net amounts accrued and subsequent settlement, if any, are recorded in operations at the time the final settlement is determined.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. RainTree believes that it is substantially in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing which would have a material impact on RainTree's consolidated financial condition or results of operations. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

     The Company has submitted to the Health Care Financing Administration ("HCFA") various requests for exceptions to the Medicare established routine cost limitations for reimbursement ("RCLs"). These exceptions are permitted under the Medicare regulations to allow providers reimbursement for treating higher acuity patients. As of December 31, 1998, approximately $5,048 of receivables related to Medicare RCL exception revenues remain subject to audit and final approval by the fiscal intermediary. Based on consultation with outside reimbursement specialists, management believes that the ultimate resolution of third-party payor settlements will not have a material adverse impact on the consolidated financial position or results of operations of RainTree.

     RainTree receives fees for the management of long-term care facilities on behalf of the owners. Other operating revenues include management fees amounting to $395, $1,725 and $1,200 in 1998, 1997 and 1996, respectively.

     Provision for doubtful accounts is made when the related revenue is recorded and is included in other operating expense. The provisions totaled $6,210, $2,039 and $2,742 in 1998, 1997 and 1996, respectively. Accounts, when determined to be uncollectible, are charged against the allowance for doubtful accounts. The allowance for doubtful accounts is determined by management using estimates of potential losses based on an analysis of current and past due accounts, collection experience in relation to amounts billed, prior settlements experience and other relevant information. The allowance for doubtful accounts totaled $9,663 and $7,423 at December 31, 1998 and 1997, respectively.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Cash and cash equivalents

     Cash and cash equivalents include amounts held in demand deposits at financial institutions and all highly liquid investments that have an original maturity of three months or less. Included in cash and cash equivalents at December 31, 1998 is $12,996 that was held in escrow until the Effective Date of the Plan (Note 2) and subsequently used to settle bankruptcy claims and for working capital.

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

  Intangible Assets

     Certain costs incurred in the acquisition of facilities such as assembled workforce and covenants not to compete are amortized on a straight-line basis over five years. Lease operating rights have been recorded in connection with the acquisitions of BritWill and Signature (Note 4) and represent the difference between the aggregate consideration given for all of the acquired companies' assets and the value of those assets which were identified and discretely valued as defined by an independent valuation. Lease operating rights are being amortized on a straight-line basis over the respective initial lease term, including probable renewal periods, not to exceed thirty years.

     Management believes that goodwill related to nursing home acquisitions has an unlimited useful life and, therefore, assigned a forty-year amortization period to goodwill resulting from such acquisitions. In determining its unlimited useful life, management considered factors such as policies of similar public healthcare and long-term care companies, the nature of the long-term care industry which is positively impacted by the increasing age of the American population as well as the continual transfer of patients from a high cost acute care setting to a lower cost long-term care setting, profitability of companies in the long-term care industry, and the fact that nursing care services provided in nursing home facilities will be continuously needed in the future and are not subject to obsolescence (Note 2).

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Goodwill resulting from various acquisitions is summarized as follows:

                                                                         DECEMBER 31,
                                                     AMORTIZATION     ------------------
                                                    PERIOD (YEARS)     1998       1997
                                                    --------------    -------    -------
BritWill..........................................        40          $ 7,000    $ 7,000
Pharmacies........................................        20            1,402      1,402
Gamma Labs........................................        15            1,087      1,087
Sunbelt...........................................        20            5,425      5,425
Signature.........................................        40            6,881      9,300
RehabWest.........................................        20            5,029      5,029
Spine Rehab.......................................        20              845        845
                                                                      -------    -------
                                                                       27,669     30,088
Amortization......................................                     (2,853)    (1,731)
                                                                      -------    -------
                                                                      $24,816    $28,357
                                                                      =======    =======

     Costs incurred in obtaining long-term financing are amortized on a straight-line basis, which approximates the effective interest rate method, over the terms of the related indebtedness. RainTree periodically assesses the recoverability of intangible assets by comparing the carrying amount of the intangible assets to the future benefits or undiscounted cash flows derived from that asset. Impairments are recognized in operating results if it is probable that the carrying value of the asset will not be recovered from future cash flows derived from that asset. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), on January 1, 1996. Under SFAS 121, an impairment loss is recognized if the sum of the expected long-term cash flows is less than the carrying amount of the goodwill and other assets being evaluated (Note 21).

  Extraordinary Charges

     Extraordinary charges represent prepayment penalties incurred on the early extinguishment of debt (Note 12). As discussed in Note 17, RainTree has established a full valuation reserve against its net operating loss carryforward benefits. Therefore, no tax effect has been applied to the extraordinary charge.

  Income Taxes

     RainTree accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes represent the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

  Net Loss Per Share

     Net loss per share is calculated by dividing net loss by the weighted average number of common and dilutive equivalent shares outstanding.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted earnings per share include the dilutive effect of options,

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

warrants and convertible securities. RainTree's options, warrants and convertible notes are not included in the calculation of net loss per share because they are antidilutive.

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

4.  ACQUISITIONS AND DISPOSITIONS

     In August 1995, RainTree acquired BritWill Healthcare Company and subsidiaries ("BritWill"), a long-term care company operating approximately 28 facilities located in Texas and Indiana (the "BritWill Acquisition"). Consideration for the BritWill Acquisition included: (i) a debenture that was subsequently converted into 561,815 shares of RainTree common stock; (ii) a combination of promissory notes and lump sum contingent payment obligations totaling approximately $25,000; (iii) a monthly contingent payment obligation that subsequently became a fixed obligation (the "Additional Payment Obligation"); and (iv) indemnifications and guarantees by RainTree of certain debts and obligations of BritWill. An affiliate of Mr. Whitehead was the majority shareholder of BritWill. As of December 31, 1998, the remaining obligation related to the BritWill Acquisition was the Additional Payment Obligation amounting to $9,588, which is included in liabilities subject to compromise in the consolidated balance sheet.

     The BritWill Acquisition was accounted for as a purchase. The contingent portions of the purchase price were added to lease operating rights when paid or accrued. At December 31, 1998 and 1997, contingent payments and accruals amounting to $19,523 had been added to lease operating rights.

     Effective February 1, 1996, RainTree acquired 90% of the common stock of Sunbelt Therapy Management Services, Inc. and subsidiaries ("Sunbelt"), paying $800 in cash and issuing term notes and subordinated convertible debentures totaling $2,800. The transaction was accounted for as a purchase. In November 1996, RainTree purchased the remaining 10% of Sunbelt effective February 1, 1996. The aggregate purchase price amounted to $2,127. Consideration for the purchase was comprised of promissory notes in the aggregate amount of $1,876 and 27,942 shares of RainTree common stock (Note 13). As of December 31, 1998, the balance of these promissory notes was $1,626, which is included in liabilities subject to compromise in the consolidated balance sheet.

     On October 31, 1996, RainTree simultaneously completed mergers with Ampro and Memphis for aggregate consideration of $4,942. The outstanding shares of Ampro common stock were converted into the right to receive 521,000 shares of RainTree common stock. Three shareholders who owned approximately 35% of the outstanding shares of Memphis received pro rata portions of 19,000 shares of RainTree common stock and the holder of the remaining shares of Memphis received cash in the amount of $237 and a promissory note in the amount of $250. The total amount assigned to the 540,000 shares of RainTree common stock issued was $4,455, based on the closing market price on October 31, 1996 of $8.25. The transaction was recorded as a pooling of interests.

     On October 31, 1996, RainTree acquired Signature Health Care Corporation and subsidiaries ("Signature"), which operates 13 long-term care facilities in Colorado and Arizona. The initial aggregate purchase price of Signature amounted to approximately $50,653, comprised of cash and promissory notes totaling approximately $38,200 and 1,509,434 shares of RainTree common stock. The amount assigned to the shares of RainTree common stock issued was $12,453, based on the closing market price on October 31, 1996 of $8.25. In accordance with an adjustment provision of the Signature merger agreements relating to stockholders' equity, in March 1997 the former shareholders of Signature received additional consideration of $2,511, paid in convertible promissory notes of $1,827 (the "Convertible Notes") and 238,052 shares of RainTree common

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock with a market value of $2.875 per share or $685 (Note 13). The adjustment was recorded as an addition to the purchase price of Signature and added to lease operating rights. In connection with the Signature acquisition, RainTree also acquired all of the outstanding stock of RehabWest, Inc. ("RehabWest"), a related rehabilitation services company, for a cash purchase price of $6,100. These acquisitions were accounted for as purchases. Mr. Kremser was Signature's majority shareholder. The Convertible Notes are included in liabilities subject to compromise in the consolidated balance sheet.

     Effective January 1, 1997, RainTree, through its Sunbelt subsidiary, purchased the assets of Spine Rehab, a rehabilitation therapy services company located in Mississippi. Consideration for the purchase was comprised of cash amounting to $600 and a $300 promissory note. The promissory note is included in liabilities subject to compromise in the consolidated balance sheet.

     In 1996, the Company announced a plan to dispose of eight long-term care facilities that failed to meet RainTree's operational or financial criteria due to inadequate Medicaid reimbursement, low occupancy rates or adverse local market conditions. On March 1, 1997, four of these facilities were disposed of via sublease agreement. In 1998, as part of the Company's restructuring plans, RainTree modified its original disposition plan and identified additional facilities for disposition. As part of these plans, in 1998 the Company terminated the leases of 12 facilities. RainTree's facility disposition program was concluded in the first quarter of 1999, when the Company terminated the leases of seven additional facilities, six of which were leased from Omega (Note
2).

     The provision for losses on disposal of long-term care facilities is included in impairment losses and other charges in the consolidated statement of operations (Note 21). Revenues and expenses related to these facilities are included in the consolidated statements of operations for the years ended December 31 as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Total revenues........................................  $21,797    $44,220    $44,176
Total expenses........................................   24,769     48,450     49,114

5.  STATEMENTS OF CASH FLOWS

     Supplemental information related to the statements of cash flows is as follows:

                                                           1998      1997       1996
                                                          ------    -------    ------
Cash paid during year ended December 31 for:
  Interest..............................................  $4,417    $19,377    $3,014
  Income taxes..........................................      --        799       124

     Cash paid for reorganization items related to the Chapter 11 proceedings were as follows:

Professional fees...........................................  $1,912
Bankruptcy Trustee fees.....................................     208
Other.......................................................     120
                                                              ------
                                                              $2,240
                                                              ======

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's acquisitions involved the following noncash activities for the years ended December 31:

                                                           1998     1997       1996
                                                           ----    ------    --------
Fair value of assets acquired............................   $--    $1,100    $122,420
Liabilities assumed and incurred.........................   --        441      68,492
Common stock issued......................................   --         --      12,703
                                                            --     ------    --------
                                                            $--    $  659    $ 41,225
                                                            ==     ======    ========

     Other noncash financing activities for the years ended December 31 are as follows:

                                                             1998     1997      1996
                                                             ----    ------    ------
Conversion of debentures into shares of common stock.......   $--    $  800    $1,174
Property and equipment acquired under capital leases.......   --        729     7,205
Accounts payable converted to debt.........................   --      3,206        --

6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets as of December 31 are follows:

                                                               1998      1997
                                                              ------    ------
Prepaid expenses............................................  $1,741    $  870
Deferred taxes (Note 18)....................................   5,456     5,079
Inventories.................................................   1,473     1,819
                                                              ------    ------
                                                              $8,670    $7,768
                                                              ======    ======

7.  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 are as follows:

                                                      LIFE (YEARS)     1998       1997
                                                      ------------    -------    -------
Land and building...................................     15-25        $20,439    $17,863
Equipment...........................................      5-15         14,135     11,652
Leasehold improvements..............................     12-15          4,009      3,066
                                                                      -------    -------
                                                                       38,583     32,581
Accumulated depreciation............................                   (9,356)    (6,993)
                                                                      -------    -------
                                                                      $29,227    $25,588
                                                                      =======    =======

     Property and equipment includes assets acquired under capitalized leases of approximately $4,477 at December 31, 1998 and 1997. Accumulated depreciation related to capital leases amounted to $1,973 and $1,170 at December 31, 1998 and 1997, respectively.

     Property and equipment also includes land and buildings leased from Omega in the aggregate amount of $20,156 (Note 2). The Sale Leaseback was accounted for as a financing transaction (Note 15).

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  LEASE OPERATING RIGHTS AND OTHER INTANGIBLE ASSETS

     Lease operating rights and other intangible assets as of December 31 are as follows:

                                                     AMORTIZATION
                                                    PERIOD (YEARS)     1998       1997
                                                    --------------    -------    -------
Lease operating rights............................      25-30         $56,648    $79,723
Capitalized assembled workforce...................          3           1,845      1,845
Debt and bond issue costs.........................       3-10           8,786      7,882
Covenants not to compete..........................          5             100        850
Other.............................................       5-20             792        956
                                                                      -------    -------
                                                                       68,171     91,256
Accumulated amortization..........................                     (9,211)    (6,769)
                                                                      -------    -------
                                                                      $58,960    $84,487
                                                                      =======    =======

     The reduction in lease operating rights from 1997 to 1998 is primarily a result of the Company's evaluation of its long-lived assets for impairment in accordance with SFAS 121 (Note 21).

9.  SECURITY DEPOSITS AND OTHER ASSETS

     Security deposits and other assets as of December 31 are summarized as follows:

                                                               1998      1997
                                                              ------    ------
Security deposits -- leases.................................  $5,322    $4,373
Security deposits -- insurance..............................   4,061     3,444
                                                              ------    ------
                                                              $9,383    $7,817
                                                              ======    ======

     In connection with its lease agreements with Omega, RainTree is required to maintain security deposits. Deposits held by Omega amounted to $4,646 and $3,739 at December 31, 1998 and 1997, respectively.

10.  ACCOUNTS PAYABLE

     Accounts payable as of December 31 are as follows:

                                                               1998       1997
                                                              -------    ------
Trade payables..............................................  $ 8,571    $5,329
Checks drawn in excess of bank balances.....................    2,244     2,263
                                                              -------    ------
                                                              $10,815    $7,592
                                                              =======    ======

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  ACCRUED EXPENSES

     Accrued expenses as of December 31 are as follows:

                                                               1998       1997
                                                              -------    -------
Accrued compensation and benefits...........................  $ 8,266    $ 9,843
Accrued interest............................................       --      3,603
Accrued professional fees...................................      113      1,585
Income and gross receipt taxes..............................    2,329      3,340
Reserve for dispositions....................................    1,103      2,023
Other.......................................................    3,364      4,223
                                                              -------    -------
                                                              $15,175    $24,617
                                                              =======    =======

12.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt due to related parties as of December 31 are as follows:

                                                                1998        1997
                                                              --------    --------
Additional Payment Obligation...............................  $  9,588    $  9,588
Working capital notes.......................................     3,950       3,950
Notes in escrow.............................................     1,146       1,146
Convertible Notes...........................................     1,826       1,826
Subordinated notes payable to a related party...............     2,312       2,320
Other notes.................................................     1,670       1,670
                                                              --------    --------
                                                                20,492      20,500
Less amounts included in liabilities subject to
  compromise................................................   (20,492)         --
Less current portion........................................        --     (20,500)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     When RainTree and its subsidiaries filed for bankruptcy in 1998, the Company was in payment default of all of the related party obligations listed above. Therefore, these obligations are included in liabilities subject to compromise in the consolidated balance sheet as of December 31, 1998. Under the terms of the Plan, the claims of Messrs. Kremser and Whitehead and their respective affiliates were settled as described in Note 2. Other notes payable to related parties were general unsecured claims of RainTree.

     In connection with the BritWill Acquisition (Note 4), RainTree incurred the Additional Payment Obligation in the original amount of $11,500.

     On April 21, 1997, RainTree obtained a $2,950 loan for general working capital purposes from affiliates of Messrs. Kremser and Whitehead. This loan matured on August 1, 1997. On September 25, 1997, RainTree borrowed an additional $1,000 from Messrs. Whitehead and Kremser which was due on October 7, 1997.

     A portion of the purchase consideration for Signature was comprised of promissory notes totaling $1,146, which were placed in escrow (the "Escrow Notes"). Of this amount, $500 was due to be paid to Mr. Kremser and the other former shareholders of Signature on October 31, 1997 and the remaining $646 was due and payable on October 31, 1998.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In March 1997, the former shareholders of Signature received additional consideration of $2,511, paid in the form of the Convertible Notes amounting to $1,826 and 238,052 shares of RainTree common stock with a conversion price of $2.875 per share. The Convertible Notes were due on December 31, 1997.

     Subordinated notes payable were incurred in connection with the BritWill Acquisition and are payable to BritWill Texas, an affiliate of Mr. Whitehead.

     Other notes include obligations to the former owners of Sunbelt amounting to $1,626 (Note 4).

     Other notes payable and long-term debt as of December 31 are as follows:

                                                               1998       1997
                                                              ------    --------
12 1/4% Senior Notes........................................  $   --    $100,000
13% Senior Notes............................................      --      20,000
Mortgage Note...............................................      --      18,422
Revolving line of credit....................................   7,004       7,117
Capital lease obligations (Note 16).........................     665       3,429
Notes payable to trade vendors..............................      --       1,100
Term loans and other........................................     475       2,229
                                                              ------    --------
                                                               8,144     152,297
Less current portion........................................  (1,012)   (144,277)
                                                              ------    --------
                                                              $7,132    $  8,020
                                                              ======    ========

     When RainTree filed for bankruptcy in 1998, it was in payment and/or covenant default of substantially all of its debt obligations. Therefore, prepetition unsecured debt obligations and capital leases that were rejected are included in liabilities subject to compromise in the consolidated balance sheet as of December 31, 1998. The settlement of bankruptcy claims related to these obligations is described in Note 2.

     Other notes and long-term debt included in liabilities subject to compromise are as follows:

                                                                   AT
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
12 1/4% Senior Notes........................................    $100,000
13% Senior Notes............................................      20,000
Notes payable to trade vendors..............................       1,061
Capital lease obligations...................................       2,411
Term loans and other........................................         531
                                                                --------
                                                                $124,003
                                                                ========

     When RainTree filed for bankruptcy, it obtained an extension of its revolving line of credit with Health Partners. Borrowings under the $11,000 HCFP DIP Facility accrued interest at the prime rate plus 3.0% and were secured by the Company's eligible accounts receivable. On the Effective Date, the outstanding balance of $8,145 was repaid. The HCFP DIP Facility was partially replaced with a new $7,000 revolving line of credit with Health Partners (the "First Line"). Interest on amounts outstanding under the First Line accrues at the prime rate plus 0.85%. A commitment fee of 0.5% per annum is payable on the unused portion. The Company is in the process of negotiating with Health Partners with respect to another $7,000 line of credit (the "Second Line"). Total combined borrowings under the First Line and Second Line cannot exceed $12,000. The lines of credit will expire in January 2002.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the Signature acquisition, RainTree assumed the 10.5% Mortgage Note collateralized by property and equipment of six of the Signature facilities. In connection with the Sale Leaseback transaction on December 31, 1998 (Note 2), the Mortgage Note was repaid in the amount of $18,240 plus interest and a prepayment penalty of $1,094.

     Future maturities of notes payable and long-term debt at December 31, 1998, excluding amounts included in liabilities subject to compromise, are as follows:

Years ending December 31,
1999................................................  $1,012
2000................................................     128
2001................................................      --
2002................................................   7,004
2003................................................      --
                                                      ------
                                                      $8,144
                                                      ======

13.  STOCKHOLDER'S EQUITY

     Since 1995, RainTree has issued a number of warrants to purchase its common stock, as described below. Under the terms of the Plan, all warrants were cancelled on the Effective Date.

     In December 1995 and January 1996, RainTree completed its initial public offering (the "IPO"), issuing 2,000,000 shares of common stock at $9.00 per share. In connection with the IPO, RainTree issued warrants to purchase of up to 120,000 shares of common stock to the representatives of the underwriters in exchange for certain advisory services provided to the Company during the twelve-month period following the IPO. The exercise price of the warrants was $11.70 per share (market value at the date of grant), which approximates the fair value of consideration received at the date of issuance. The warrants were exercisable for a five-year period beginning in December 1996.

     On August 10, 1995, RainTree entered into a stock purchase agreement with Health Partners. The agreement entitled HealthPartners to purchase shares of RainTree's common stock with an aggregate market value of $150, or approximately 16,667 shares based on the IPO price of $9.00 per share. The $150 was capitalized as a deferred financing cost. In December 1996, HealthPartners exercised its option to require RainTree to repurchase the warrants for $213 in cash, which was recorded as a reduction of additional paid-in capital.

     Effective December 31, 1994, RainTree completed a stock purchase agreement to satisfy amounts due to an individual who actively negotiated several of RainTree's management and operating lease agreements. The warrants were exercised in 1996, whereby 178,000 shares of RainTree common stock were purchased for two hundred dollars. Since the warrants were granted at less than fair market value, leasehold rights totaling $43 were capitalized and are being amortized over the respective initial lease term.

     In August and October 1996, warrants to purchase an aggregate of 300,464 shares of RainTree common stock were issued to a commercial bank in connection with a short-term loan agreement. The exercise prices of the warrants were $12.80 and $13.00 (market value at the date of grant), which approximates the fair value of consideration received at the date of issuance.

     RainTree's common stock was traded on The Nasdaq Stock Market's National Market System from December 19, 1995 to August 21, 1997. Effective August 22, 1997, Nasdaq moved RainTree's securities to its SmallCap Market because the Company did not satisfy the minimum tangible net asset requirement for the listing of its stock on the National Market System. On February 23, 1998, new, more stringent quantitative

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maintenance requirements for continued listing on the Nasdaq SmallCap Market went into effect. RainTree did not meet these requirements, and on April 15, 1998, Nasdaq delisted the Company's securities.

14.  STOCK OPTIONS

     Prior to the Effective Date, RainTree issued stock options pursuant to the 1995 Stock Option Plan (the "1995 Plan"). On the Effective Date, all outstanding stock options were cancelled, as was the 1995 Plan.

     The 1995 Plan offered two types of options. The discretionary option grant program (the "Discretionary Program") provided that eligible individuals could, at the discretion of the Board of Directors, be granted options to purchase shares of common stock at an exercise price determined by the Board of Directors. The automatic option grant program (the "Automatic Program") provided that grants of options were automatically made at periodic intervals to eligible non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of their fair market value on the grant date. Each grant under the Automatic Program vested over two years and was exercisable for ten years. Options granted under the Discretionary Program vested over periods of two to four years.

     RainTree has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of RainTree's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if RainTree had accounted for its employee stock options under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 5.0% and 5.0%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 11.17, 1.32 and .64 and a weighted-average expected life of the option of eight years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because RainTree's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because outstanding stock options were cancelled on the Effective Date, all unamortized amounts are assumed to be charged to expense in 1998. RainTree's pro forma information follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Pro forma net loss....................................  $46,065    $48,415    $24,157
Pro forma net loss per share..........................  $  7.17    $  7.60    $  5.16

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information regarding the 1995 Plan is as follows:

                                           DISCRETIONARY PROGRAM               AUTOMATIC PROGRAM
                                       ------------------------------    ------------------------------
                                         NUMBER      WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
                                       OF OPTIONS     EXERCISE PRICE     OF OPTIONS     EXERCISE PRICE
                                       ----------    ----------------    ----------    ----------------
Shares under option:
  Outstanding at December 31, 1995...    252,836          $9.00             47,480          $9.00
  Granted............................    412,412           9.47             92,500           9.50
  Canceled...........................    (40,664)          9.24                 --
  Exercised..........................    (11,307)          9.00                 --
                                       ---------                          --------
  Outstanding at December 31, 1996...    613,277           9.30            139,980           9.33
  Granted............................    913,466           2.63            122,500           2.44
  Canceled...........................   (696,730)          8.06           (139,980)          9.33
  Exercised..........................       (350)          9.00                 --
                                       ---------                          --------
  Outstanding at December 31, 1997...    829,663           3.13            122,500           2.44
  Granted............................    105,000           0.53                 --
  Canceled...........................   (118,485)          3.74            (41,250)          2.44
  Exercised..........................         --                                --
                                       ---------                          --------
  Outstanding at December 31,
     1998............................    816,178           2.63             81,250           2.44
                                       =========                          ========
Exercisable at December 31, 1996.....    127,998          $9.00             23,740          $9.00
  1997...............................    198,138           3.79             61,250           2.44
  1998...............................    403,320           2.65             81,250           2.44
Weighted-average fair value of
  options granted:
  1996...............................  $    6.39
  1997...............................       2.38
  1998...............................       0.53

     Exercise prices for options outstanding at December 31, 1998 ranged from $0.53 to $9.50. The weighted-average remaining contractual life of those options is 8.7 years.

     At December 31, 1998, 590,915 shares of common stock were available under the 1995 Plan for future awards.

15.  LEASES

     As of December 31, 1998, RainTree operated 35 facilities under noncancelable operating leases with lease terms ranging from five to twenty years plus renewal options. The lease agreements provide for either scheduled rent increases or contingent rent based on increases in the Consumer Price Index ("CPI"), Medicaid reimbursement rates, and number of licensed beds. Certain of the leases have purchase options determined by a specified formula. RainTree is responsible for all taxes, maintenance and other executory costs.

     As of December 31, 1998, RainTree leased 21 facilities from Omega. RainTree also leased six facilities from BritWill Texas that were subject to a mortgage in favor of Omega. RainTree entered into the Omega Master Lease on December 31, 1998 covering seven facilities sold to Omega in the Sale Leaseback transaction (Note 2). On the Effective Date, 11 facilities were added to the Omega Master Lease, including three

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

facilities previously leased from BritWill Texas. As described in Note 2, six facilities previously leased from Omega were excluded from the Omega Master Lease.

     The initial term of the Omega Master Lease is 14 years with one 14 -year renewal option. The Omega Master Lease grants RainTree the option to purchase the Omega facilities upon the expiration of the initial lease term. At January 31, 1999, the annual minimum rent under the Omega Master Lease (before escalations) was approximately $8,276 during the initial lease term. The minimum rent is subject to increase annually based upon increases in facility revenue and the CPI. The Omega Master Lease requires the Company to maintain specified cash flow to debt service and current ratios and minimum levels of tangible net worth.

     The Sale Leaseback with Omega was accounted for as a financing transaction. Therefore, RainTree recorded a lease financing obligation amounting to $38,200, which was the sales price of the seven buildings sold to Omega. Rent associated with these facilities, which will total approximately $4,429 in 1999, will be recorded as interest expense.

     In connection with the BritWill Acquisition (Note 4), RainTree recorded a leasehold liability in the amount of $4,700. This adjustment was based on an independent appraisal that valued the present value of the BritWill lease obligations based on market lease rates. The leasehold liability is being amortized over the aggregate lease term of approximately 25 years.

     Future minimum lease payments at December 31, 1998 under noncancelable lease arrangements with initial or remaining terms of one year or more, including the Omega Master Lease, consist of the following. Capital lease payments include rent related to the seven facilities included in the Sale Leaseback.

YEAR ENDING DECEMBER 31,                                      CAPITAL     OPERATING
------------------------                                      --------    ---------
1999........................................................  $  3,862    $ 11,701
2000........................................................     3,854      11,745
2001........................................................     3,967      11,877
2002........................................................     4,082      11,998
2003........................................................     4,201      11,995
Thereafter..................................................    42,914      78,613
                                                              --------    --------
Total minimum lease payments................................    62,880    $137,929
                                                                          ========
Less amount representing interest...........................   (62,215)
                                                              --------
Present value of net minimum lease payments.................       665
Less current portion........................................      (171)
                                                              --------
Long-term obligations.......................................  $    494
                                                              ========

     RainTree's lease payments are senior to all unsecured debt.

16.  RELATED PARTY TRANSACTIONS

     The notes, debentures and Additional Payment Obligation issued as consideration for the BritWill Acquisition were issued to the former shareholders of BritWill (Notes 4 and 12). The majority shareholder of BritWill was Whitehead Family Investments, Ltd. ("WFI"), which owned 81.5% of the stock of BritWill prior to the BritWill Acquisition. Mr. Whitehead is the president of the general partner of WFI and, together with a family trust, owns 100% of WFI. With the BritWill Acquisition, RainTree also assumed unsecured subordinated notes payable to BritWill Texas with an aggregate balance at December 31, 1998 of $2,312 (Note 12).

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the acquisition of Signature, RainTree incurred debt obligations to Mr. Kremser and the other shareholders of Signature, including the Escrow Notes and Convertible Notes. In 1997, RainTree obtained working capital loans in the aggregate amount of $3,950 from affiliates of Mr. Kremser and Mr. Whitehead (Note 12).

     As of December 31, 1998, RainTree was in default of its debt obligations to Messrs. Whitehead and Kremser and their affiliates in the aggregate amount of $18,822 (Note 12). These obligations were settled under the terms of the Plan (Note 2). RainTree recorded interest expense on obligations to the Kremser Affiliates in the amount of $268, $348 and $15 in 1998, 1997 and 1996, respectively. Interest expense related to obligations to the Whitehead Affiliates amounted to $581, $1,327 and $1,215 in 1998, 1997 and 1996, respectively.

     In connection with the BritWill Acquisition, RainTree paid a financial advisory fee to Trouver Capital Partners, L.P. ("Trouver") in the amount of $675. One of Trouver's general partners was a director of RainTree until December 1998. This individual is also the president and sole shareholder of Woodhill Capital Corporation ("Woodhill"). RainTree paid an advisory fee of $350 to Woodhill in connection with the sale of the 13% Senior Notes.

     Prior to the Effective Date, Mr. Whitehead personally guaranteed RainTree's lease payments to Omega (Note 15) to $13,500. RainTree also leased six facilities in Texas from BritWill Texas. Lease expense on the BritWill Texas Leases amounted to $1,119, $1,241 and $2,661 in 1998, 1997 and 1996,
respectively.

17.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
  Federal.............................................  $   772    $   596    $   698
  State...............................................      320        210         61
Deferred:
  Federal.............................................   (9,408)    (2,828)    (7,777)
  State...............................................   (1,526)      (458)    (1,338)
                                                        -------    -------    -------
                                                        $(9,842)   $(2,480)   $(8,356)
                                                        =======    =======    =======

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between RainTree's effective income tax rates and statutory rates are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Statutory federal income tax expense (benefit).....  $(18,661)   $(16,895)   $(10,810)
Increases (decreases) resulting from:
  Change in effective tax rate.....................        --          --        (495)
  Amortization of intangibles and nondeductible
     expenses......................................       562         413       1,060
  State tax expense (benefit), net of federal
     benefit.......................................    (1,843)     (1,873)       (876)
  Change in valuation allowance....................     9,387      16,024       1,528
  Current federal income taxes of subsidiaries not
     consolidated for tax purposes.................       772         596         698
  Adjustments to tax bases of acquired companies...        --        (539)         --
  Other............................................       (59)       (206)        539
                                                     --------    --------    --------
Income tax expense (benefit).......................  $ (9,842)   $ (2,480)   $ (8,356)
                                                     ========    ========    ========

     Significant components of deferred taxes are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred liabilities:
  Intangibles...............................................  $ (4,957)   $(15,547)
  Accelerated depreciation..................................      (499)       (466)
  State income taxes........................................      (271)         --
  Cash to accrual adjustment................................      (112)       (224)
                                                              --------    --------
Total liabilities...........................................    (5,839)    (16,237)
                                                              --------    --------
Deferred assets:
  Allowance for doubtful accounts...........................     3,650       2,796
  Reserve for loss on disposition of assets.................       886       1,953
  Vacation accruals.........................................       378         516
  Net operating loss carryforward...........................    19,607      17,552
  Taxable gain on sale leaseback............................     6,935          --
  Other, net................................................     1,322          38
                                                              --------    --------
Total assets................................................    32,778      22,855
                                                              --------    --------
Total net asset.............................................    26,939       6,618
Valuation allowance.........................................   (26,939)    (17,552)
                                                              --------    --------
Net deferred items..........................................  $     --    $(10,934)
                                                              ========    ========

     SFAS No. 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes and certain other factors, the Company has established a valuation allowance principally for the portion of its deductible temporary differences, including net operating loss carryforwards that may not be available due to expirations or other limitations after consideration of net reversals of future taxable and deductible amounts. After application of the valuation allowance, RainTree's net deferred tax assets and liabilities are zero.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Management has determined that its net operating loss carryforwards amounting to $51,912 will be subject to substantial reduction in realizability in future periods. Specifically, the Internal Revenue Service Code provides that, in a Chapter 11 bankruptcy case, income normally arising from the discharge of indebtedness is excluded from taxable income. However, to the extent that income from discharge of indebtedness is excluded from income, taxpayers must reduce specified tax attributes which include net operating losses. The Company anticipates that, in connection with the implementation of the Plan (Note 2), its net operating losses will be substantially reduced as a result of the restructuring of its debt obligations. In addition, the Company may have had a statutory ownership change (as defined for purposes of Section 382 of the Internal Revenue Code) as a result of the effectiveness of the Plan. Accordingly, those net operating losses that may remain available as a result of the income tax implications of the attribute reduction may be restricted.

     If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Company prior to the Effective Date of the Plan (such as net operating loss carryforwards), any such benefit would be applied to reduce the balance of reorganization value in excess of amounts allocable to identifiable assets.

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, lease deposits, accounts payable and accrued expenses approximate their fair value. The aggregate carrying amounts and fair values of RainTree's other financial instruments at December 31 are as follows:

                                                  1998                    1997
                                           -------------------    --------------------
                                           CARRYING     FAIR      CARRYING      FAIR
                                            AMOUNT      VALUE      AMOUNT      VALUE
                                           --------    -------    --------    --------
Notes payable and long-term debt,
  excluding capital lease obligations....  $  7,479    $ 7,479    $169,369    $155,446
Notes payable and long-term debt included
  in liabilities subject to compromise,
  excluding capital lease obligations....   142,084     46,000          --          --

     The fair values of RainTree's borrowings not subject to compromise are estimated based on quoted market prices or by discounting future cash flows at current rates offered to RainTree for debt of comparable types and maturities. Because no market exists for certain of these obligations, considerable judgment is necessary in interpreting the data to develop estimates of fair value. The use of different market assumptions may have a material effect on the estimated fair value amounts.

     The fair values of borrowings included in liabilities subject to compromise were determined based on the settlement of these items pursuant to the Plan (Note 2).

19.  INSURANCE

     Health care companies are subject to medical malpractice, personal injury and other liability claims that are customary risks inherent in the operation of health facilities and are generally covered by insurance. RainTree maintains property, liability and professional malpractice insurance policies through commercial carriers on a claims made basis in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope of coverages at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverage could have an adverse effect on RainTree's business. However, based upon the evaluation of RainTree's historical asserted

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and unasserted claim experience, management does not believe that the Company has a material, estimable and probable liability, regardless of insurance coverage, at December 31, 1998.

     In 1998, approximately 25% of employees enrolled in Company sponsored health plans were covered under a self-insured plan. RainTree's liability for losses under this plan is capped at $25 per claim and $2,500 per person through a contract with an insurance company. The Company is also insured for Workers' Compensation. The Company's liability for losses is capped at $250 per claim through a contract with an insurance company. RainTree has a cash deposit of $2,244 with this insurance company which is held as collateral.

     RainTree is insured for professional and general liability claims under a claims made, retrospective insurance policy. Beginning December 1, 1998, the Company's liability for losses is capped at $1,750 in the aggregate. RainTree is, from time to time, subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on RainTree. Management believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

20.  COMMITMENTS AND CONTINGENCIES

  Regulatory Environment

     The health care industry is subject to numerous laws and regulations of federal, state and local governments. Compliance with these laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers, which creates a possibility of significant repayments for reimbursement of patient services previously billed. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief.

  Healthcare Reform Legislation

     The Balanced Budget Act enacted in August 1997 (the "Budget Act") contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. The Budget Act also requires the establishment of a prospective payment system for nursing facilities for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing facilities will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under the new prospective payment system will cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech pathology and certain covered drugs. Management has not completed the analysis to determine the impact that the Budget Act will have on future operations. However, the Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

     There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as RainTree. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures including cost caps and the establishment of Medicaid prospective payment systems for nursing facilities.

     Approximately 84% of RainTree's long-term care net patient service revenues in 1998, 1997 and 1996 were derived from reimbursement under Medicare and Medicaid programs, and approximately 90% and 88%

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of RainTree's patient accounts receivable at December 31, 1998 and 1997, respectively, were due from such programs.

     There can be no assurance that the Budget Act or future healthcare legislation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

21.  ASSET IMPAIRMENT

     In 1996, RainTree incurred operating losses and shortfalls of cash from operations. The Company also announced the planned disposition of eight nursing facilities whose performance did not meet RainTree's operational or financial criteria (Note 4). Of these Disposition Facilities, one was closed in June 1996 and three others, which had incurred operating losses since the Company had acquired them in August 1995, were disposed of in March 1997. These events, as well as a history of operating losses at certain facilities, raised the possibility of continuing losses associated with the Company's income producing assets. Consequently, RainTree evaluated its long-lived assets, including property and equipment, goodwill, lease operating rights and other intangible assets, for impairment in accordance with SFAS No. 121. In 1997, the Company continued to incur operating losses and cash shortfalls from operations and identified additional facilities for disposition. In 1998, RainTree filed for reorganization under Chapter 11 (Note 2). Accordingly, the Company reevaluated its long-lived assets for impairment in 1997 and 1998.

     To evaluate assets for impairment, RainTree estimated the undiscounted net cash flows from all business units and determined that the carrying value of certain of RainTree's long-lived assets exceeded such undiscounted cash flows. RainTree then compared the fair value of the assets, based on the present value of the estimated future cash flows for the facilities, with the carrying value. The estimates of future cash flows were based on the remaining weighted average useful lives of the assets, earnings history, and a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies. RainTree determined that the fair value of certain facilities was less than their carrying value and estimated the costs to sublease and exit from facilities held for disposition (Note 4). Accordingly, RainTree recorded impairment losses and other charges of $23,385, $27,185 and $3,865 in 1998, 1997 and 1996, respectively.

22.  LITIGATION

     Various suits and claims arising in the ordinary course of business are pending against the Company. Management believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

     RainTree is a defendant in seven consolidated securities class action lawsuits pending in the United States District Court in Phoenix, Arizona (the "Federal Action"), and a securities class action lawsuit pending in California Superior Court (the "State Action") (collectively, the "Class Actions"). The Class Actions arise from the Company's announcement on March 11, 1997 that it would be restating its financial results for the nine-month period ended September 30, 1996. The Federal Action seeks damages for alleged violations of federal and Arizona state securities laws; the State Action seeks damages for alleged violations of the California state securities laws. The broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the Company's initial public offering) to May 30, 1997.

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety, assuming appropriate court approval and acceptance by members of the class. The settlement calls for a cash payment by the Company's primary insurer amounting to $4,250 and 1,000,000 "pre-bankruptcy" common shares or the post-bankruptcy equivalent of such shares.

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Under the Plan, existing equity holders had their interests converted into warrants; under the proposed settlement, class members who receive RainTree shares will receive the same prorated treatment. The settlement was approved by the Bankruptcy Court on December 30, 1998 and preliminary approval of the settlement was granted by the district court in the Federal Action on February 24, 1999. A Notice of Settlement of Class Action and a Proof of Claim and Release form has been mailed to the Company's shareholders of record immediately before and after the class period and all purchasers of record of the Company's common stock during the class period. A final settlement approval hearing is scheduled for April 28, 1999.

23.  OPERATING SEGMENTS

     During the fourth quarter of 1998, RainTree adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires the presentation of descriptive information about reportable segments that is consistent with that made available to the management of the Company to assess performance. RainTree's four reportable segments are strategic business units that involve specialized healthcare services and require different marketing strategies.

     The long-term care segment consists of RainTree's nursing facilities and assisted and independent living facilities. Sunbelt conducts the Company's rehabilitation therapy segment operations. The pharmacy segment is comprised of RainTree's institutional pharmacy and Medicare Part B billing and supply business units. The laboratory segment represents the combined operations of Ampro and Memphis.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 3). Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues from nonrelated entities:
  Long-term care...........................................  $140,549    $172,139    $121,970
  Rehabilitation therapy...................................    12,073      10,505       8,701
  Pharmacy.................................................     9,750       9,799       6,755
  Laboratory...............................................        --          --          --
  Corporate................................................        91         630       1,560
                                                             --------    --------    --------
     Total.................................................  $162,463    $193,073    $138,986
                                                             ========    ========    ========
Total revenues:
  Long-term care...........................................  $140,549    $172,139    $121,970
  Rehabilitation therapy...................................    22,988      31,091      13,213
  Pharmacy.................................................    15,015      14,200       8,484
  Laboratory...............................................     5,388       6,306       6,547
  Corporate................................................     9,332      11,763       7,578
  Eliminations.............................................    (9,241)    (11,133)     (9,118)
                                                             --------    --------    --------
     Total.................................................  $184,031    $224,366    $148,674
                                                             ========    ========    ========

                        RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               1998        1997        1996
                                                             --------    --------    --------
Operating income (loss):
  Long-term care...........................................  $ (9,480)   $ (3,297)   $ (7,269)
  Rehabilitation therapy...................................    (4,456)      1,414       1,113
  Pharmacy.................................................     2,708       2,500       1,346
  Laboratory...............................................    (1,628)       (380)       (565)
  Unallocated corporate expenses...........................   (12,063)    (22,743)    (22,554)
                                                             --------    --------    --------
     Consolidated operating loss...........................   (24,919)    (22,506)    (27,929)
Impairment losses and other charges........................    23,385      27,185       3,865
Reorganization items.......................................     5,487          --          --
                                                             --------    --------    --------
Consolidated loss before income taxes and extraordinary
  charge...................................................  $(53,791)   $(49,691)   $(31,794)
                                                             ========    ========    ========
Total assets:
  Long-term care...........................................  $ 79,624    $104,340    $122,049
  Rehabilitation therapy...................................    13,266      14,472      14,004
  Pharmacy.................................................     5,751       4,648       3,751
  Laboratory...............................................     2,372       3,734       4,033
  Corporate................................................    73,732      67,915      90,297
  Eliminations.............................................    (4,205)     (2,942)     (3,213)
                                                             --------    --------    --------
     Total.................................................  $170,540    $192,167    $230,921
                                                             ========    ========    ========
Interest expense:
  Long-term care...........................................  $  3,800    $  4,232    $    532
  Rehabilitation therapy...................................        20          68         399
  Pharmacy.................................................        16          45         168
  Laboratory...............................................        20           1         175
  Corporate................................................     8,284      15,730       3,287
                                                             --------    --------    --------
     Total.................................................  $ 12,140    $ 20,076    $  4,561
                                                             ========    ========    ========
Depreciation and amortization:
  Long-term care...........................................  $  4,266    $  6,360    $  2,510
  Rehabilitation therapy...................................       955         963         302
  Pharmacy.................................................       183         146          92
  Laboratory...............................................       248         252         194
  Corporate................................................     3,318       2,253       1,463
                                                             --------    --------    --------
     Total.................................................  $  8,970    $  9,974    $  4,561
                                                             ========    ========    ========
Routine capital expenditures:
  Long-term care...........................................  $  1,635    $    641    $  2,147
  Rehabilitation therapy...................................       139         163         116
  Pharmacy.................................................        66         180         194
  Laboratory...............................................       130          73          73
  Corporate................................................       995       1,207       4,044
                                                             --------    --------    --------
     Total.................................................  $  2,965    $  2,264    $  6,574
                                                             ========    ========    ========

     Corporate assets include lease operating rights amounting to $20,648. Amortization expense related to this asset, amounting to $1,265 in 1998, was allocated to the long-term care segment.

                                                                     SCHEDULE II

                         RAINTREE HEALTHCARE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                            ADDITIONS
                                                      --------------------
                                                      CHARGED
                                         BALANCE AT   TO COSTS    CHARGED                        BALANCE AT
                                         BEGINNING      AND       TO OTHER                         END OF
DESCRIPTION                              OF PERIOD    EXPENSES    ACCOUNTS       DEDUCTIONS        PERIOD
                                         ----------   --------    --------       ----------      ----------


Year ended December 31, 1996
   Allowance for doubtful accounts ....     $  783      $2,742     $  672 (1)    $  (421) (2)      $3,776
Year ended December 31, 1997
   Allowance for doubtful accounts ....     $3,776      $2,039     $1,967 (3)    $  (359) (2)      $7,423
Year ended December 31, 1998
   Allowance for doubtful accounts ....     $7,423      $6,210         --        $(3,970) (2)      $9,663

------------------

(1) Represents the allowance for doubtful accounts recorded by Signature at October 31, 1996.
(2)  Uncollectible accounts written off, net of recoveries.
(3) Included in impairment losses and other charges in the consolidated statement of operations.

                               INDEX TO EXHIBITS

 2.1   Disclosure Statement in Support of Debtors' Joint Plan of
       Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 13, 1998)
 2.2   Disclosure Statement in Support of Debtors' First Amended
       Joint Plan of Reorganization Dated October 15, 1998 and
       Debtors' First Amended Joint Plan of Reorganization Dated
       October 15, 1998 (incorporated by reference to Exhibit 2.1 to Form 10-K filed on November 4, 1998)
 3.1   Certificate of Incorporation of RainTree Healthcare
       Corporation, as amended and restated (incorporated by reference to Exhibit 2 of Amendment No. 1 to the Form 8-A filed on April 8, 1999)
 3.2 Bylaws of RainTree Healthcare Corporation, as amended and restated (incorporated by reference to Exhibit 3 to Amendment No. 1 to the Form 8-A filed on April 8, 1999)
 4.1   Indenture dated as of January 31, 1999, among RainTree
       Healthcare Corporation, the Guarantors and Norwest Bank
       Minnesota, National Association, as Trustee
10.1   Omega New Master Lease dated December 31, 1998 among Omega
       Healthcare Investors, Inc. and Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.2   First Amendment to Omega New Master Lease, dated as of
       February 1, 1999, among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments-I, Inc.,
       BritWill Investments-II, Inc., Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.3   Revolving Credit Note dated February 8, 1999, among RainTree
       Healthcare Corporation, Sunquest SPC, Inc., Safford Care,
       Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and
       Arkansas, Inc., and HCFP Funding, Inc.
10.4   Loan and Security Agreement dated February 8, 1999, among
       RainTree Healthcare Corporation, Sunquest SPC, Inc., Safford
       Care, Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and
       Arkansas, Inc., and HCFP Funding, Inc.
10.5   Second Amendment To Omega New Master Lease, dated as of
       February 2, 1999 among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments-I, Inc.,
       BritWill Investments-II, Inc., Amberwood Court, Inc., The
       Arbors Health Care Center, Inc., Brookshire House, Inc.,
       Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo
       Norte, Inc., and Rio Verde Nursing Center, Inc.
10.6 First Amendment To Omega New Master Lease Guarantee, dated as of February 2, 1999 among RainTree Healthcare
       Corporation, Signature Health Care Corporation, BritWill
       HealthCare Company, BritWill Investments-I, Inc., Cedar
       Care, Inc., and Sherwood HealthCare Corporation in favor of
       Omega Healthcare Investors, Inc.
10.7   First Amendment To Security Agreement, dated as of February
       1, 1999 among Omega Healthcare Investors, Inc. and BritWill
       Indiana Partnership as successor in interest to BritWill
       Investments-I, Inc.
10.8   Amended and Restated Security Agreement, dated as of
       February 2, 1999 among Omega Healthcare Investors, Inc. and
       BritWill Indiana Partnership, BritWill Investments-II, Inc.,
       Amberwood Court, Inc., The Arbors Health Care Center, Inc.,
       Brookshire House, Inc., Christopher Nursing Center, Inc.,
       Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing
       Center, Inc.
10.9   Indiana Returned Facilities Agreement, dated as of February
       1, 1999 among Omega Healthcare Investors, Inc. and BritWill
       Indiana Partnership

10.10 Indiana Returned Facility Note, dated as of January 31, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana
       Partnership
10.11  Indiana Returned Facility Note Guarantee, dated as of
       January 31, 1999 among RainTree Healthcare, BritWill
       HealthCare Company and Omega Healthcare Investors, Inc.
10.12 Indiana Returned Facilities Interim Management Agreement, dated as of February 1, 1999 by and between RainTree
       Healthcare Corporation and Omega Healthcare Investors, Inc.
10.13 Amended Pledge Agreement, dated as of February 2, 1999 by and between BritWill HealthCare Company and Omega Healthcare
       Investors, Inc.
10.14  Second Amended and Restated Pledge Agreement, dated as of
       February 2, 1999 by and between BritWill Investments-I, Inc.
       and Omega Healthcare Investors, Inc.
10.15  Promissory Note dated as of January 31, 1999 among RainTree
       Healthcare Corporation, American Professional Holding, Inc.,
       Ampro Medical Services, Inc., Gamma Laboratories, Inc.,
       Memphis Clinical Laboratory, Inc., Quest Pharmacies, Inc., and David Kremser, Bernice Kremser, Holly Kremser, Michael
       Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C.
10.16  Shareholders Agreement dated May 15, 1995, among Quest
       Pharmacies, Inc., the Company and L. Robert Oberfield
       (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on October 2, 1995,
       File No. 33-97662)
10.17  Lease for Marshall Manor Nursing Home (Alabama)
       (incorporated by reference to Exhibit 10.51 to Amendment No.
       1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
10.18 Sublease for Ridgewood Health Care Center (incorporated by reference to Exhibit 10.55 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.19 Lease for Boonville Convalescent Center (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.20  Sublease for Holiday Manor (incorporated by reference to
       Exhibit 10.63 to Amendment No. 1 to the Registration
       Statement on Form S-1 filed on November 16, 1995, File No.
       33-97662)
10.21 Lease for Owensville Convalescent Center (incorporated by reference to Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.22 Lease for Willow Manor Convalescent Center (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 16,
       1995, File No. 33-97662)
10.23  Lease for SunCrest HealthCare Center, dated September 14,
       1994 (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registration Statement on Form S-1
       filed on November 16, 1995, File No. 33-97662)
10.24  Lease for Hemphill Care Center, dated September 1, 1994
       (incorporated by reference to Exhibit 10.84 to Amendment No.
       1 to the Registration Statement on Form S-1 filed on November 16, 1995, File No. 33-97662)
10.25  Lease for Nightingale West Nursing Home, dated August 24,
       1995 (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registration Statement on Form S-1
       filed on November 16, 1995, File No. 33-97662)
10.26 Lease for Homestead of McKinney dated as of July 1, 1996 between Westminister Healthcare, Inc. and BritWill
       Investments-II, Inc. (incorporated by reference to Exhibit
       10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

10.27  Security Agreement effective as of February 1, 1996 by among
       RainTree Healthcare Corporation, a Delaware corporation,
       Sunbelt Therapy Management Services, Inc., an Arizona corporation, Paul G. Henderson and Paige B. Plash
       (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 1996)
10.28  Lease dated as of June 13, 1995, between AHP of Colorado,
       Inc. and Arkansas, Inc. (incorporated by reference to Exhibit 10.121 to the Registration Statement on Form S-4
       filed on July 3, 1997, File No. 333-30793)
10.29  Lease dated as of June 13, 1995, between AHP of Colorado,
       Inc. and Cornerstone Care, Inc. (incorporated by reference to Exhibit 10.122 to the Registration Statement on Form S-4
       filed on July 3, 1997, File No. 333-30793)
10.30  Lease dated as of July 28, 1995, between American Health
       Properties of Arizona, Inc. and Safford Care, Inc.
       (incorporated by reference to Exhibit 10.123 to the Registration Statement on Form S-4 filed on July 3, 1997,
       File No. 333-30793)
10.31  Lease dated as of July 28, 1995, between American Health
       Properties of Arizona, Inc. and Douglas Manor, Inc.
       (incorporated by reference to Exhibit 10.124 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1996)
10.32  [Intentionally Omitted]
10.33  [Intentionally Omitted]
10.34  [Intentionally Omitted]
10.35  [Intentionally Omitted]
10.36  [Intentionally Omitted]
10.37  BritWill Acquisition Promissory Note A dated as of January
       31, 1999, among RainTree Healthcare Corporation and BritWill
       Investments Company, Ltd.
10.38  BritWill Acquisition Promissory Note B dated as of January
       31, 1999, among RainTree Healthcare Corporation and UNHC
       Real Estate Holdings, Ltd.
10.39  Pledge Agreement effective January 31, 1999, among RainTree
       Healthcare Corporation and Norwest Bank Minnesota, National
       Association
10.40 Registration Rights Agreement dated as of January 31, 1999, among RainTree Healthcare Corporation and Morgan Stanley
       Dean Witter High Yield Securities, Inc., Morgan Stanley Dean
       Witter Diversified Income Fund, Morgan Stanley Dean Witter
       Variable Investment Series--High Yield Portfolio, High
       Income Advantage Trust II, High Income Advantage Trust, High
       Income Advantage Trust III, Morgan Stanley Dean Witter
       Select Dimensions Investment Series--The Diversified Income
       Portfolio and Capital Research and Management Company
10.41  Security Agreement effective January 31, 1999 by and between
       Quest Pharmacies, Inc., Sunbelt Therapy Management Services,
       Inc. (Arizona), Decatur Sports Fit & Wellness Center, Inc.,
       Therapy Health Systems, Inc., Henderson & Associates
       Rehabilitation, Inc., Sunbelt Therapy Management Services,
       Inc. (Alabama), RainTree Healthcare Corporation and Norwest
       Bank Minnesota, National Association
10.42 Security Agreement dated as of January 31, 1999 by and between American Professional Holding, Inc. and David
       Kremser, Bernice Kremser, Holly Kremser, Michael Kremser,
       Stanley Kremser and Elk Meadows Investments, L.L.C.
10.43  Stock Pledge Agreement (American Professional Holding, Inc.)
       dated January 31, 1999 by and between RainTree Healthcare
       Corporation and David Kremser, Bernice Kremser, Holly
       Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
       Investments, L.L.C.
10.44 Security Agreement dated as of January 31, 1999 by and between Ampro Medical Services, Inc. and David Kremser,
       Bernice Kremser, Holly Kremser, Michael Kremser, Stanley
       Kremser and Elk Meadows Investments, L.L.C.

10.45  Stock Pledge Agreement (Ampro Medical Services, Inc.) dated
       January 31, 1999 by and between American Professional
       Holding, Inc. and David Kremser, Bernice Kremser, Holly
       Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
       Investments, L.L.C.
10.46  Security Agreement dated as of January 31, 1999 by and between Gamma Laboratories, Inc. and David Kremser, Bernice
       Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and
       Elk Meadows Investments, L.L.C.
10.47  Stock Pledge Agreement (Gamma Laboratories, Inc.) dated
       January 31, 1999 by and between American Professional
       Holding, Inc. and David Kremser, Bernice Kremser, Holly
       Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
       Investments, L.L.C.
10.48  Security Agreement dated as of January 31, 1999 by and between Memphis Clinical Laboratory, Inc. and David Kremser,
       Bernice Kremser, Holly Kremser, Michael Kremser, Stanley
       Kremser and Elk Meadows Investments, L.L.C.
10.49  Stock Pledge Agreement (Memphis Clinical Laboratory, Inc.)
       dated January 31, 1999 by and between RainTree Healthcare
       Corporation and David Kremser, Bernice Kremser, Holly
       Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
       Investments, L.L.C.
10.50  Security Agreement dated as of January 31, 1999 by and between Quest Pharmacies, Inc. and David Kremser, Bernice
       Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and
       Elk Meadows Investments, L.L.C.
10.51  Stock Pledge Agreement (Quest Pharmacies, Inc.) dated
       January 31, 1999 by and between RainTree Healthcare
       Corporation and David Kremser, Bernice Kremser, Holly
       Kremser, Michael Kremser, Stanley Kremser and Elk Meadows
       Investments, L.L.C.
10.52  Sharing Agreement dated February 1, 1999, by and between
       Northwest Bank Minnesota, National Association, RainTree
       Healthcare Corporation, BritWill Healthcare Company,
       BritWill Indiana Partnership and Omega Healthcare Investors,
       Inc.
21     List of subsidiaries (incorporated by reference to Exhibit
       21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
27     Financial Data Schedule (included only in the EDGAR filing)