Form 10-Q
period 1999-03-31
RAINTREE HEALTHCARE CORP
filed 1999-05-17
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999.

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________.

                         Commission file number 0-27374

                         RAINTREE HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                    86-0684011
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                          15300 N. 90th St., Suite 100
                              Scottsdale, AZ 85260
                    (Address of principal executive offices)

                                 (602) 423-1954
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 1, 1999, there were 7,593,697 shares of $0.001 par value common stock outstanding.

================================================================================

                         RAINTREE HEALTHCARE CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998..........................     3

         Consolidated Statements of Operations for the two
           months ended March 31, 1999, the one month ended
           January 31, 1999, and the three months ended
           March 31, 1998 (unaudited).................................     4

         Consolidated Statements of Cash Flows for the two
           months ended March 31, 1999, the one month ended
           January 31, 1999 and the three months ended
           March 31, 1998 (unaudited).................................     5

         Notes to Consolidated Financial Statements...................     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    14

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................    22

ITEM 6.  Exhibits and Reports on Form 8-K.............................    24

SIGNATURES ...........................................................    28


NOTE: Item 3 of Part I is omitted because it is not applicable. Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             REORGANIZED  |  PREDECESSOR
                                                                               COMPANY    |    COMPANY
                                                                              MARCH 31,   |  DECEMBER 31,
                                                                                1999      |     1998
                                                                             -----------  |  -----------
                                                                             (UNAUDITED)  |
                                                                                          |
ASSETS                                                                                    |
Current assets:                                                                           |
  Cash and cash equivalents ..............................................   $   4,268    |   $  16,863
  Accounts receivable ....................................................      20,245    |      22,621
  Prepaid expenses and other current assets ..............................       2,958    |       8,670
                                                                             ---------    |   ---------
     Total current assets ................................................      27,471    |      48,154
Property and equipment, net ..............................................      45,742    |      29,227
Reorganization value in excess of amounts                                                 |
  allocable to identifiable assets .......................................      50,997    |          --
Lease operating rights and other intangible assets, net ..................       1,033    |      58,960
Goodwill, net ............................................................          --    |      24,816
Deposits .................................................................       9,596    |       9,383
                                                                             ---------    |   ---------
                                                                             $ 134,839    |   $ 170,540
                                                                             =========    |   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            |
Current liabilities:                                                                      |
  Accounts payable .......................................................   $   8,542    |   $  10,815
  Accrued expenses .......................................................      24,521    |      15,175
  Current portion of notes payable and long-term debt ....................         540    |       1,012
                                                                             ---------    |   ---------
     Total current liabilities ...........................................      33,603    |      27,002
Liabilities subject to compromise ........................................          --    |     166,870
Notes payable and long-term debt .........................................      35,350    |       7,132
Lease financing obligation ...............................................      38,200    |      38,200
Deferred taxes ...........................................................       9,000    |       5,456
Leasehold liability, net .................................................          --    |       4,058
Other liabilities ........................................................       1,115    |         899
                                                                             ---------    |   ---------
     Total liabilities ...................................................     117,268    |     249,617
Stockholders' equity (deficit):                                                           |
  Common stock, $.001 par value; authorized 10,000,000 shares;                            |
    7,593,697 shares issued and outstanding at March 31, 1999 ............           8    |          --
  Common stock, $.001 par value; authorized 25,000,000 shares;                            |
    6,422,096 shares issued and outstanding at December 31, 1998 .........          --    |           5
  Additional paid-in capital .............................................      19,680    |      36,211
  Retained earnings (accumulated deficit) ................................      (2,117)   |    (115,293)
                                                                             ---------    |   ---------
     Net stockholders' equity (deficit) ..................................      17,571    |     (79,077)
                                                                             ---------    |   ---------
                                                                             $ 134,839    |   $ 170,540
                                                                             =========    |   =========

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Two Months Ended March 31, 1999, One Month Ended
                                January 31, 1999
                     and Three Months Ended March 31, 1998)
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                           REORGANIZED  |  PREDECESSOR   PREDECESSOR
                                                             COMPANY    |    COMPANY       COMPANY
                                                           TWO MONTHS   |   ONE MONTH    THREE MONTHS
                                                              1999      |      1999          1998
                                                           -----------  |  -----------   ------------
                                                                        |
Total revenues .........................................   $  21,934    |   $  12,893     $  54,677
                                                                        |
Expenses:                                                               |
  Wages and related ....................................      12,541    |       7,074        27,976
  Other operating ......................................       6,839    |       6,088        19,483
  Rent .................................................       2,080    |       1,112         3,964
  Interest (excludes contractual interest not accrued on                |
      prepetition debt of $1,507 in January 1999 and                    |
      $75 in the three months ended March 31, 1998 .....       1,399    |         445         5,800
  Depreciation and amortization ........................       1,192    |         622         2,273
                                                           ---------    |   ---------     ---------
       Total expenses ..................................      24,051    |      15,341        59,496
                                                           ---------    |   ---------     ---------
Loss from operations ...................................      (2,117)   |      (2,448)       (4,819)
Reorganization expenses ................................          --    |      54,597            --
                                                           ---------    |   ---------     ---------
Loss before income taxes and extraordinary credit ......      (2,117)   |     (57,045)       (4,819)
Income tax benefit .....................................          --    |          --            --
                                                           ---------    |   ---------     ---------
Loss before extraordinary credit .......................      (2,117)   |     (57,045)       (4,819)
Extraordinary credit - gain on debt discharge ..........          --    |     113,242            --
                                                           ---------    |   ---------     ---------
Net income (loss) ......................................   $  (2,117)   |   $  56,197     $  (4,819)
                                                           =========    |   =========     =========
                                                                        |
Net income (loss) per share:                                            |
  Loss before income taxes and extraordinary credit ....   $   (0.28)   |   $   (8.88)    $   (0.75)
   Extraordinary credit - gain on debt discharge .......          --    |       17.63            --
                                                           ---------    |   ---------     ---------
   Net income (loss) per share .........................   $   (0.28)   |   $    8.75     $   (0.75)
                                                           =========    |   =========     =========
Weighted average common shares used in                                  |
  per share calculation ................................       7,594    |       6,422         6,422

  See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (TWO MONTHS ENDED MARCH 31, 1999, ONE MONTH
                        ENDED JANUARY 31, 1999 AND THREE
                          MONTHS ENDED MARCH 31, 1998)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        REORGANIZED  |  PREDECESSOR   PREDECESSOR
                                                                          COMPANY    |    COMPANY       COMPANY
                                                                        TWO MONTHS   |   ONE MONTH    THREE MONTHS
                                                                           1999      |     1999           1998
                                                                        -----------  |  -----------   ------------
                                                                                     |
Net cash provided by (used in) operating activities (including                       |
   changes in all operating assets and liabilities) ..................   $  1,001    |   $   (307)      $  2,049
                                                                         --------    |   --------       --------
INVESTING ACTIVITIES:                                                                |
Purchase of equipment and leasehold improvements .....................       (628)   |       (218)          (492)
Increase in lease and insurance deposits .............................       (200)   |        (13)          (582)
                                                                         --------    |   --------       --------
Net cash used in investing activities ................................       (828)   |       (231)        (1,074)
                                                                         --------    |   --------       --------
FINANCING ACTIVITIES:                                                                |
Net increase (decrease) in revolving lines of credit .................      2,955    |      1,012            (93)
Proceeds from long-term borrowings ...................................         --    |         --             --
Debt payments ........................................................        (86)   |        (10)        (1,219)
Repayment of other long-term liabilities .............................         --    |         --             --
Change in bank overdrafts ............................................       (367)   |        (19)         1,515
Increase in deferred financing costs .................................        (31)   |         --            (56)
                                                                         --------    |   --------       --------
Net cash provided by financing activities ............................      2,471    |        983            147
                                                                         --------    |   --------       --------
REORGANIZATION ACTIVITIES:                                                           |
Cash paid to settle bankruptcy claims ................................         --    |    (15,684)            --
                                                                         --------    |   --------       --------
Net increase (decrease) in cash ......................................      2,644    |    (15,239)         1,122
Cash and cash equivalents at beginning of period .....................      1,624    |     16,863          5,295
                                                                         --------    |   --------       --------
Cash and cash equivalents at end of period ...........................   $  4,268    |   $  1,624       $  6,417
                                                                         ========    |   ========       ========
                                                                                     |
Cash paid for:                                                                       |
   Interest ..........................................................   $    952    |   $    410       $  1,031
   Income taxes ......................................................         22    |         --             --

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     RainTree is a provider of long-term and specialty healthcare services. At March 31, 1999, RainTree operated 41 facilities, including six facilities managed on behalf of a third party. RainTree also provides, either directly or through third-party contracts, pharmaceutical services, rehabilitation therapy services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.


2.   BASIS OF PRESENTATION

     RainTree Healthcare Corporation (formerly Unison HealthCare Corporation) (the "Predecessor Company") filed a voluntary petition on May 28, 1998 to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). In January 1999, the Plan of Reorganization (the "Plan") was confirmed and became effective on January 31, 1999 (the "Effective Date"). On January 31, 1999, RainTree Healthcare Corporation (the "Reorganized Company", "RainTree", or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, RainTree's post-reorganization balance sheet and statement of operations have not been prepared on a basis consistent with the pre-reorganization financial statements and are not comparable to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be January 31, 1999. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

     The consolidated financial statements included herein (except for the balance sheet as of December 31, 1998) are unaudited; however, in the opinion of management, they include all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of RainTree and the Predecessor Company as of and for the periods indicated. RainTree presumes that users of the interim financial information herein have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in RainTree's most recent annual report to stockholders have been omitted.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the two months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the 11 months ended December 31, 1999.

     Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.

     The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $431,000, $1.4 million and $264,000 for the two months ended March 31, 1999, the one month ended January 31, 1999, and the three months ended March 31, 1998, respectively. The allowance for doubtful accounts totaled $11.0 million at March 31, 1999 and $9.7 million at December 31, 1998.

3.   PLAN OF REORGANIZATION

     The implementation of the Plan allowed RainTree to restructure its balance sheet, significantly reduce its debt burden and dispose of unprofitable facilities. Prior to the confirmation of the Plan, the Company reached agreement with respect to its restructuring with its major creditors including, among others:

     o Omega Healthcare Investors, Inc. ("Omega"), from whom RainTree leases long-term care facilities;

     o The holders of $100.0 million of 12 1/4% Senior Notes due 2006 (the "12 1/4% Senior Notes") and $20.0 million of 13% Senior Notes due 1999 (the "13% Senior Notes");

     o Health Care Financial Partners ("Health Partners"), who provided an $11.0 million accounts receivable-backed line of credit facility (the "HCFP DIP Facility") for working capital during the Chapter 11 proceedings;

     o Bruce H. Whitehead, a major stockholder and creditor of the Company and, until May 29, 1998, the Chairman of RainTree's board of directors; and

     o David A. Kremser, a major stockholder and creditor of the Company and, until May 29, 1998, a director of RainTree.

     Prior to the Effective Date, the Company leased six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas"), an affiliate of Mr. Whitehead, which were subject to a mortgage in favor of Omega (the "BritWill Texas Leases").

     The major provisions of the Plan are as follows.

     o All of RainTree's common stock was cancelled on the Effective Date. As described below, RainTree will issue up to 8 million new common shares (the "New Common Stock"). RainTree will also issue up to approximately $26 million of new debt securities (the "Senior Secured Notes") in satisfaction of bankruptcy claims held by unsecured creditors, including the holders of the 13% Senior Notes and the 12 1/4% Senior Notes. The Senior Secured Notes bear interest at 11.0%, will mature four years from the Effective Date, and are secured by the stock and personal property of certain RainTree subsidiaries.

     o    On December 31,  1998,  Omega  purchased  seven  facilities  owned and operated by RainTree for a purchase price of $38.2 million. The facilities were then leased back to RainTree (the "Sale Leaseback"). A portion of the proceeds were used to (i) repay the mortgage note related to six of these facilities amounting to approximately $19.3 million, including a prepayment penalty (the "Mortgage Note") and (ii) exercise the Company's option to purchase The Arbors Health Care Center for approximately $3.2 million. The Arbors facility was included in the Sale Leaseback. The remaining proceeds from the sale were held in escrow until the Effective Date, when they were used to settle bankruptcy claims as provided for in the Plan and described below. Omega received closing costs, financing fees and reimbursement of expenses in the amount of $1.0 million. These seven facilities and eleven other facilities leased from Omega and BritWill Texas were combined into a single master lease (the "Omega Master Lease"). RainTree realized no gain or loss on the Sale Leaseback, which was accounted for as a financing transaction.

     o Six leased facilities were returned to Omega and three BritWill Texas facilities that RainTree disposed of in March 1997 pursuant to a sublease agreement are excluded from the Master Lease. In return, Omega received $2.0 million in cash, a seven-year, $3.0 million promissory note bearing interest at 7.0% and a guarantee by RainTree that supersedes and replaces all previous guarantees of BritWill Texas obligations. RainTree also paid to Omega, in cash, prepetition rent payments and other obligations in the amount of approximately $2.0 million.

     o In settlement of approximately $15.8 million of allowed claims, Mr. Whitehead and affiliates (the "Whitehead Affiliates) received $541,000 in cash, unsecured promissory notes totaling $1.5 million, Senior Secured Notes amounting to $292,000 and approximately 729,000 shares of New Common Stock. The unsecured promissory notes bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years.

     o In settlement of approximately $5.4 million of allowed claims, Mr. Kremser and affiliates (the "Kremser Affiliates") received $541,000 in cash and a promissory note amounting to $1.4 million. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years. The Kremser Affiliates' note is secured by certain personal property of certain RainTree subsidiaries.

     o    Convenience  Claims,  defined in the Plan as  payables  due to general unsecured creditors amounting to $1,000 or less (or $2,000 or less whose holders elect to reduce their claims to $1,000), were paid in cash. RainTree paid approximately $520,000 to settle Convenience Claims. Essential Vendor Claims, defined in the Plan as payables due to vendors and suppliers essential to RainTree's ongoing business, were paid in cash in the aggregate amount of approximately $2.5 million.

     o Trade Unsecured Claims are defined in the Plan as payables to other nonessential trade vendors. RainTree is currently in the process of settling Trade Unsecured Claims and other general unsecured claims. Each holder of a Trade Unsecured Claim will receive, in cash, the lesser of 35% of the allowed amount of the claim or a pro rata portion of $1.4 million, plus shares of New Common Stock. The total amount of Trade Unsecured Claims was approximately $3.4 million.

     o All other general unsecured creditors will share PRO RATA in approximately 91% of the New Common Stock and the Senior Secured Notes. A subordination agreement related to the 13% Senior Notes resulted in a reallocation among the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to a subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the holders of the 13% Senior Notes received Senior Secured Notes equal to 100% of their allowed claims ($22.1 million) and the Consenting Noteholders received only New Common Stock totaling approximately 6,343,000 shares. The holders of the 12 1/4% Senior Notes who did not consent to the subordination agreement received Senior Secured Notes totaling $1.8 million and approximately 522,000 shares of New Common Stock. The aggregate amount of these general unsecured claims was approximately $137.5 million.

     o Secured claims included the Mortgage Note, the HCFP DIP Facility, claims of Omega, property tax liabilities and other secured loans. Secured claims were either: (i) paid in cash; (ii) the liability was continued in accordance with its original terms after defaults, if any, were cured; or (iii) the collateral securing such liability was returned to the creditor in full satisfaction of the claim. The aggregate amount of secured claims was approximately $34.7 million.

     o The Company's stockholders and members of a shareholders class action lawsuit settlement class will share pro rata in the issuance of warrants to purchase approximately 400,000 shares of New Common Stock.

     o Shortly after the Effective Date, RainTree obtained a substantial portion of a new $12.0 million line of credit from Health Partners that replaced the HCFP DIP Facility. The remaining portion of the line of credit was obtained on May 14, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     o On April 28, 1999, RainTree entered into employment agreements with four of its executive officers ("Senior Management"). These agreements are attached to this Quarterly Report as Exhibits 10.31 through 10.34. Under the terms of the employment agreements, Senior Management was awarded an aggregate of 360,000 restricted stock units. Each restricted stock unit entitles the holder to receive, subject to vesting, one share of New Common Stock upon the earlier of February 1, 2002 or termination of employment.


4.   FRESH START REPORTING

     In accordance with SOP 90-7, RainTree adopted fresh start reporting as of the Effective Date. RainTree, with the assistance of its financial advisors, determined its reorganization value, which represents the fair market value of the Company before considering liabilities. Reorganization value is intended to represent the amount a willing buyer would pay for the assets of RainTree immediately after its emergence from Chapter 11. The reorganization value was based on, among other things, discounted cash flows for the reorganized Company over a 14-year period. The projected cash flows included assumptions as to anticipated revenues, operating expenses and capital expenditures. A discount rate of 16% was used, which reflects the uncertainty of the cash flows, the general inherent risk of the long-term care industry, and general business conditions.

     Under fresh start reporting, the reorganization value of the Company has been allocated to RainTree's assets on a basis substantially consistent with purchase accounting. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets." All identifiable assets were recorded at fair value, which approximated carrying value. The new Senior Secured Notes and all other liabilities were recorded at fair value, which approximated carrying value.

     The adjustments made to give effect to the discharge of prepetition liabilities and fresh start reporting are as follows. The reorganized balance sheet gives pro forma effect to New Common Stock and Senior Secured Notes yet to be issued under the Plan (in thousands).

                                                    JANUARY 31, 1999
                                                    PRECONFIRMATION     REORGANIZATION    FRESH START     REORGANIZED
                                                      BALANCE SHEET      ADJUSTMENTS      ADJUSTMENTS    BALANCE SHEET
ASSETS
Current assets:
   Cash and cash equivalents.......................     $ 17,308        $ (15,684)(a)      $     --         $  1,624
   Accounts receivable, net........................       21,459               --                --           21,459
   Prepaid expenses and other current assets.......        8,815               --            (5,456)(g)
                                                                                               (103)(h)        3,256
                                                        --------        ---------          --------         --------
      Total current assets.........................       47,582          (15,684)           (5,559)          26,339
Property and equipment, net........................       29,081           (3,117)(b)        19,751 (h)       45,715
Lease operating rights and other intangibles, net..       58,608           (4,728)(c)       (52,858)(h)        1,022
Goodwill, net......................................       24,727               --           (24,727)(h)           --
Deposits...........................................        9,675             (279)(d)            --            9,396
Reorganization value in excess of amounts
allocable to identifiable assets...................           --               --            42,568 (h)
                                                                                              9,000 (g)       51,568
                                                        --------        ---------          --------         --------
                                                        $169,673        $ (23,808)         $(11,825)        $134,040
                                                        ========        =========          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................    $  10,958        $      --          $     --         $ 10,958
   Accrued expenses................................       16,321            5,955 (e)            --           22,276
   Current portion of long-term debt...............        1,012             (440)(e)            --              572
                                                        --------        ---------          --------         --------
      Total current liabilities....................       28,291            5,515                --           33,806
Liabilities subject to compromise..................      166,870         (166,870)(e)            --               --
Notes payable and long-term debt...................        8,144           24,305 (a)            --           32,449
Lease financing obligation.........................       38,200               --                --           38,200
Deferred taxes ....................................        5,456               --             3,544 (g)        9,000
Leasehold liability, net...........................        4,058               --            (4,058)(h)           --
Other liabilities..................................          897               --                --              897
                                                        --------        ---------          --------         --------
   Total liabilities...............................      251,916         (137,050)             (514)         114,352
Stockholders' equity (deficit):
   Common stock, Predecessor Company..............             5               --                (5)(i)           --
   Common stock, Reorganized Company..............            --                8 (a)            --                8
   Additional paid-in capital.....................        36,211           19,680 (a)       (36,211)(i)       19,680
   Retained earnings (accumulated deficit)........      (118,459)          93,554 (f)        24,905 (i)           --
                                                        --------        ---------          --------         --------
      Net stockholders' equity (deficit)..........       (82,243)         113,242           (11,311)          19,688
                                                        --------        ---------          --------         --------
                                                        $169,673        $ (23,808)         $(11,825)        $134,040
                                                        ========        =========          ========         ========
-----------------

(a) To record the settlement of bankruptcy claims through payment of cash, issuance of Senior Secured Notes and issuance of New Common Stock.
(b) To reflect property and equipment returned to creditors in satisfaction of bankruptcy claims.
(c)  To record the write-off of deferred debt issue costs.
(d)  To record  adjustments  to security  deposits  related to the Omega  Master
     Lease.
(e)  To record the discharge or reclassification of prepetition obligations.
(f)  To record  the gain on  discharge  of  indebtedness  ($113,242)  net of New
     Common Stock issued ($19,688).
(g)  To record adjustment to deferred tax assets and liabilities.
(h) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.
(i) To record the cancellation of Predecessor Company common stock and elimination of retained earnings.

     REORGANIZATION EXPENSES. In accordance with SOP 90-7, reorganization items are reported separately in the consolidated statement of operations. Reorganization items for the one month ended January 31, 1999 are as follows (in thousands):

     Adjustments of assets and liabilities to fair value........    $53,879
     Professional fees and other expenses related to the
        Chapter 11 proceedings..................................        718
                                                                    -------
                                                                    $54,597
                                                                    =======


5.   LIABILITIES SUBJECT TO COMPROMISE

     During the Chapter 11 process, the Predecessor Company and its subsidiaries (the "Debtors") operated their businesses and managed their properties as debtors-in-possession under authority of the Bankruptcy Code. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for reorganization under the federal bankruptcy laws were stayed while the Debtors were in bankruptcy. These claims are set forth in the December 31, 1998 balance sheet as "liabilities subject to compromise." In accordance with SOP 90-7, the accrual for interest on unsecured, prepetition obligations of the Debtors was discontinued from the filing date to the Effective Date.

     Liabilities subject to compromise consisted of the following as of December 31, 1998 (in thousands):

     12 1/4% Senior Notes.......................................   $100,000
     13% Senior Notes...........................................     20,000
     Notes payable and long-term debt ..........................     24,495
     Trade payables.............................................      4,661
     Accrued interest...........................................     11,486
     Other......................................................      6,228
                                                                   --------
                                                                   $166,870
                                                                   ========


6.   DISPOSITIONS

     As part of RainTree's restructuring, the Company identified long-term care facilities for disposition. As part of these plans, in 1998 the Company terminated the leases of 12 long-term care facilities. RainTree's disposition program was concluded in January 1999, when the Company terminated the leases of seven facilities, six of which were leased from Omega.

     RainTree has agreed to sell certain assets of Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to certain RainTree facilities and third parties. The parties agreed to enter into definitive documentation as soon as practicable. It is anticipated that under the definitive agreement Paul Henderson and Paige Plash will purchase the therapy services contracts of Sunbelt's outpatient clinics, hospitals, home health and other businesses not related to long-term care facilities. Messrs. Henderson and Plash, who were the president and vice-president, respectively, of Sunbelt until April 1, 1999, will also acquire the therapy services contracts of two RainTree nursing facilities. The sales price is expected to be approximately $1.2 million, comprised of cash and promissory notes, plus the assumption of certain Sunbelt liabilities. RainTree has entered into an agreement with an unrelated third party to manage Sunbelt's remaining long-term care therapy operations for an annual fee of $768,000.


7.   CONTINGENCIES

     RainTree is a defendant in seven consolidated purported securities class action lawsuits pending in the United States District Court in Phoenix, Arizona (the "Federal Action"), and a purported securities class action lawsuit pending in California Superior Court (the "State Action") (collectively, the "Actions"). The Actions arise from the Company's announcement on March 11, 1997 that it would be restating its financial results for the nine-month period ended September 30, 1996. The Federal Action seeks damages for alleged violations of federal and Arizona securities laws; the State Action seeks damages for alleged violations of the California securities laws. The broadest class period is that alleged in the Federal Action from December 18, 1995 (the date of the Company's initial public offering) to May 30, 1997.

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety. The settlement includes a cash payment by the Company's primary insurer amounting to $4.25 million and 1,000,000 shares of old Common Stock. Under the Plan, old Common Stock was converted into warrants; under the proposed settlement, class members who are to receive RainTree shares will receive a pro rata share of such warrants. The settlement was approved by the Bankruptcy Court on December 30, 1998 and by the district court in the Federal Action on April 28, 1999.

     The Company also is a party to several other lawsuits. See "Legal Proceedings".


8.   OPERATING SEGMENTS

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

     The long-term care segment consists of RainTree's nursing facilities and assisted and independent living facilities. Sunbelt conducts the Company's rehabilitation therapy segment operations. The pharmacy segment is comprised of RainTree's institutional pharmacy and Medicare Part B billing and supply business units. The laboratory segment represents the operations of RainTree's medical reference laboratories.

                                            REORGANIZED   |   PREDECESSOR      PREDECESSOR
                                              COMPANY     |     COMPANY          COMPANY
                                            TWO MONTHS    |    ONE MONTH      THREE MONTHS
                                               ENDED      |      ENDED            ENDED
                                          MARCH 31, 1999  |  JAN. 31, 1999   MARCH 31, 1998
                                          --------------  |  -------------   --------------
                                                          |
Revenues from nonrelated entities:                        |
   Long-term care .......................     $ 17,665    |      $ 10,142       $ 40,950
   Rehabilitation therapy ...............        1,472    |           715          3,500
   Pharmacy .............................        1,387    |           729          2,407
   Laboratory ...........................        1,324    |           482          1,453
   Corporate ............................           86    |            50             34
                                              --------    |      --------       --------
      Total .............................     $ 21,934    |      $ 12,118       $ 48,344
                                              ========    |      ========       ========
                                                          |
Total revenues:                                           |
   Long-term care .......................     $ 17,665    |      $ 10,142       $ 40,950
   Rehabilitation therapy ...............        2,336    |         1,152          8,352
   Pharmacy .............................        1,738    |         1,039          3,888
   Laboratory ...........................        1,383    |           510          1,453
   Corporate ............................        1,286    |           676          2,707
   Eliminations .........................       (2,474)   |          (626)        (2,673)
                                              --------    |      --------       --------
      Total .............................     $ 21,934    |      $ 12,893       $ 54,677
                                              ========    |      ========       ========
                                                          |
Operating income (loss):                                  |
   Long-term care .......................     $    204    |      $   (251)      $   (783)
   Rehabilitation therapy ...............         (360)   |        (1,476)           391
   Pharmacy .............................          (34)   |           140            767
   Laboratory ...........................          189    |          (120)           (79)
   Unallocated corporate expenses .......       (2,116)   |          (741)        (5,115)
                                              --------    |      --------       --------
      Consolidated operating loss .......       (2,117)   |        (2,448)        (4,819)
Reorganization expenses .................           --    |        54,597             --
                                              --------    |      --------       --------
Consolidated loss before income taxes                     |
   and extraordinary credit .............     $ (2,117)   |      $(57,045)      $ (4,819)
                                              ========    |      ========       ========
                                                          |
Interest expense:                                         |
   Long-term care .......................     $    738    |      $    312       $  1,049
   Rehabilitation therapy ...............           --    |            --              7
   Pharmacy .............................            2    |             1              5
   Laboratory ...........................            3    |            --              3
   Corporate ............................          656    |           132          4,736
                                              --------    |      --------       --------
      Total .............................     $  1,399    |      $    445       $  5,800
                                              ========    |      ========       ========
                                                          |
Depreciation and amortization:                            |
   Long-term care .......................     $    504    |      $    260       $  1,088
   Rehabilitation therapy ...............           18    |            51            254
   Pharmacy .............................           19    |            15             44
   Laboratory ...........................           26    |            19             54
   Corporate ............................          625    |           277            833
                                              --------    |      --------       --------
      Total .............................     $  1,192    |      $    622       $  2,273
                                              ========    |      ========       ========
                                                          |
Routine capital expenditures:                             |
   Long-term care .......................     $    622    |      $    191       $    205
   Rehabilitation therapy ...............           --    |             1             93
   Pharmacy .............................           --    |            --             42
   Laboratory ...........................            6    |            18             48
   Corporate ............................           --    |             8            104
                                              --------    |      --------       --------
      Total .............................     $    628    |      $    218       $    492
                                              ========    |      ========       ========

                                             MARCH 31,     |    DECEMBER 31,
                                               1999        |        1998
                                            -----------    |    ------------
Total assets:                                              |
   Long-term care....................         $ 71,182     |      $ 79,624
   Rehabilitation therapy............            2,242     |        13,266
   Pharmacy..........................            2,454     |         5,751
   Laboratory........................            2,443     |         2,372
   Corporate.........................           56,919     |        73,732
   Eliminations......................             (401)    |        (4,205)
                                              --------     |      --------
      Total..........................         $134,939     |      $170,540
                                              ========     |      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include, among others: delays in or inability to conclude transactions; unsuccessful implementation of RainTree's new business strategy; general economic and business conditions; competition; loss of customers; changes in applicable laws and regulations; availability, terms and deployment of capital in light of recent losses and cash flow shortfalls; cancellation of leases or contracts; demand fluctuations; adverse uninsured determinations in any existing or future litigation or regulatory proceedings; health care statutory or regulatory changes which disfavor the types of care delivered by the Company; reversal of the current limitations in the supply of long-term care facilities; and Year 2000 issues. Important factors which could cause results to vary also include the factors discussed in RainTree's Annual Report on Form 10-K for the year ended December 31, 1998 in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

     The following material should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended December 31 of such year.

PLAN OF REORGANIZATION

     RainTree operated under the protection of Chapter 11 of the Bankruptcy Code from May 28, 1998 until January 31, 1999. The restructuring began on January 7, 1998, when three of RainTree's subsidiaries, BritWill Investments-I, Inc., BritWill Investments-II, Inc. and BritWill Indiana Partnership (the "BritWill Debtors"), with operations in Texas and Indiana, filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The Chapter 11 filings were necessitated by actions taken by Omega to terminate or otherwise enforce the terms of its lease agreements with the Company. RainTree, through its subsidiaries, leased 14 long-term care facilities from Omega under three master lease agreements. In addition, RainTree leased six facilities from BritWill Texas, which were subject to a mortgage in favor of Omega. BritWill Texas is an affiliate of Bruce H. Whitehead, a major stockholder and creditor of RainTree and formerly chairman of its Board of Directors.

     RainTree initiated negotiations to reach a consensual restructuring of its debt and lease obligations with Omega, representatives of certain of the holders of its 12 1/4% Senior Notes and 13% Senior Notes (the "Ad Hoc Committee"), the

Whitehead Affiliates and the Kremser Affiliates. On June 15, 1998, RainTree concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, the amended Plan was filed. The significant elements of the Plan are described in Note 3 of Notes to Consolidated Financial Statements. Under Bankruptcy Court supervision, the Company continued to manage and operate its business as a debtor in possession and, as described above, developed the Plan to restructure its financial affairs, including assuming or rejecting executory contracts and leases. The Plan was confirmed by the Bankruptcy Court effective January 31, 1999.

EMERGENCE FROM CHAPTER 11 AND PLAN OF REORGANIZATION

     The Plan set forth a method for repaying or otherwise compensating the Company's creditors in order of the relative priority of their respective claims while seeking to maintain the Company as a going concern. The Plan provided, among other things, for: (i) the conversion of substantially all of the Company's prepetition liabilities into equity interests in the Company and approximately $26 million of Senior Secured Notes due 2003; (ii) cancellation of all of the prepetition equity interests in the Company, including the old common stock; and (iii) restructuring of the Company's master leases for certain facilities with Omega. The Plan became effective and the Company emerged from Chapter 11 on the Effective Date. See Note 3 of Notes to Consolidated Financial Statements.

IMPACT OF FRESH START REPORTING

     When RainTree emerged from bankruptcy, it adopted fresh start reporting in accordance with SOP 90-7. Under fresh start reporting, the reorganization value of RainTree has been allocated to its assets on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh start adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on RainTree's future results of operations. The more significant adjustments relate to increased depreciation expense on property and equipment and reduced amortization expense on intangible assets.

     As of the Effective Date, Reorganized RainTree recorded total assets of $134.0 million, total debt and lease financing obligations of $71.2 million and stockholders' equity of $19.7 million. See Note 4 of Notes to Consolidated Financial Statements for further detail regarding fresh start reporting.

DISPOSITIONS

     As part of RainTree's restructuring, the Company identified long-term care facilities for disposition. As part of these plans, in 1998 the Company terminated the leases of 12 long-term care facilities. RainTree's disposition program was concluded in January 1999, when the Company terminated the leases of seven facilities, six of which were leased from Omega.

     RainTree has agreed to sell certain assets of Sunbelt. The Company expects to enter into a definitive agreement with Paul Henderson and Paige Plash, who will purchase the therapy services contracts of Sunbelt's outpatient clinics, hospitals, home health and other businesses not related to long-term care facilities. Messrs. Henderson and Plash, who were the president and vice-president, respectively, of Sunbelt until April 1, 1999, will also acquire the therapy services contracts of two RainTree nursing facilities. The sales price is expected to be approximately $1.2 million, comprised of cash and promissory notes, plus the assumption of certain Sunbelt liabilities. RainTree has also entered into an agreement with a third party to manage Sunbelt's remaining long-term care therapy operations for an annual fee of $768,000.

RESULTS OF OPERATIONS

     As a result of the reorganization and the implementation of fresh start reporting, the Company's results of operations after January 31, 1999 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Notes 3 and 4 of Notes to Consolidated Financial Statements for information on the implementation of the Plan and fresh start reporting.

     To facilitate a meaningful comparison of RainTree's quarterly operating performance in the first quarters of 1999 and 1998, the following discussion of results of operations is presented on a traditional comparative basis. Consequently, the current period's information presented below does not comply with accounting requirements for companies that emerge from bankruptcy. These requirements call for separate reporting for Reorganized RainTree and the Predecessor Company.

                RAINTREE HEALTHCARE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (In thousands)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ------------------------
                                                          1999 (1)       1998
                                                        -----------   ----------

Total revenues .......................................   $  34,827    $  54,677

Expenses:
  Wages and related ..................................      19,615       27,976
  Other operating ....................................      12,927       19,483
  Rent ...............................................       3,192        3,964
  Interest (excludes contractual interest not
    accrued on prepetition debt of $1,507 in
    1999 and $75 in 1998) ............................       1,844        5,800
  Depreciation and amortization ......................       1,814        2,273
                                                         ---------    ---------
       Total expenses ................................      39,392       59,496
                                                         ---------    ---------
Loss from operations .................................      (4,565)      (4,819)
Reorganization expenses ..............................      54,597           --
                                                         ---------    ---------
Loss before income taxes and extraordinary credit ....     (59,162)      (4,819)
Income tax benefit ...................................          --           --
                                                         ---------    ---------
Loss before extraordinary credit .....................     (59,162)      (4,819)
Extraordinary credit - gain on debt discharge ........    (113,242)        --
                                                         ---------    ---------
Net income (loss) ....................................   $  54,080    $  (4,819)
                                                         =========    =========
-----------------

(1) This column represents the combination of historical results for the two months ended March 31, 1999 for Reorganized RainTree and the one month ended January 31, 1999 for the Predecessor Company.

     The following table summarizes selected operating statistics.

                                                              AT MARCH 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Leased and Owned Facilities:
  Number of facilities...............................       35               52
  Number of licensed beds:
     Long-term care..................................    3,400            4,595
     Assisted and independent living.................      214              325

Managed Facilities:
  Number of facilities...............................        6                1
  Number of licensed beds............................      406               71

Institutional Pharmacies:
  Number of outlets..................................        2                2
  Nonaffiliated facilities served....................       40               61

Laboratory Services:
  Number of laboratories.............................        3                3
  Nonaffiliated entities served......................      318              260


      The following table identifies the Company's sources of net operating revenues from nonaffiliated entities.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Percentage of total revenues:
   Long term care ...................................    82.1%            84.8%
   Therapy services .................................     6.4              7.2
   Pharmacy services ................................     6.2              5.0
   Laboratory services ..............................     5.3              3.0
                                                        -----            -----

       Total.....................................       100.0%           100.0%
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

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
SOURCES OF REVENUES
Medicare ..........................................      22.4%            31.7%
Private and other..................................      17.9             16.5
                                                        -----            -----

Quality mix........................................      40.3             48.2
Medicaid ..........................................      59.7             51.8
                                                        -----            -----

     Total.........................................     100.0%           100.0%
                                                        =====            =====

AVERAGE OCCUPANCY
Nursing facilities.................................      76.6%            81.2%
Independent and assisted living facilities.........      53.4             59.5


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     In the 1999 first quarter, RainTree recorded net income of $54.1 million compared to a net loss of $4.8 million in the prior year quarter. Net income for the 1999 first quarter includes a $113.2 million gain from debt discharged in the bankruptcy and reorganization expenses amounting to $54.6 million. Loss from operations amounted to $4.6 million in the 1999 first quarter compared to $4.8 million in the same period in 1998.

     Total revenues decreased $19.9 million, or 36.3%, to $34.8 million in the 1999 first quarter from $54.7 million in the comparable 1998 quarter. Net patient service revenues decreased from $54.1 million in the 1998 first quarter to $34.5 million in the current period. Patient days decreased from 361,992 in the 1998 period to 254,040 in the current period. Net patient service revenues recorded by the long-term care facilities decreased by approximately $13.0 million, of which $8.3 million is attributable to the disposition of facilities. The long-term care facilities experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) in the first quarter 1999. The decrease in average occupancy in 1999 is due primarily to the negative perception of RainTree as a result of the bankruptcy. If the Company is unable to increase its average occupancy levels in the near future, it may experience a material negative impact on its results of operations and cash flows. Quality mix was impacted by both the bankruptcy and the new Medicare Prospective Payment System ("PPS"), which applied to RainTree on January 1, 1999. Under PPS, skilled nursing facilities are paid a fixed per diem rate for virtually all covered services. RainTree estimates that its average daily Medicare rate under PPS will be approximately 18% lower in fiscal 1999 than in 1998.

     Therapy and pharmacy company revenues also decreased from the prior year period because the companies' nursing facility customers have negotiated lower contract rates in an effort to control costs in the PPS environment. In addition, under PPS there is an annual per-patient cap of $1,500 on reimbursement for combined Part B and outpatient physical and speech therapy services and an annual cap of $1,500 on combined Part B and occupational therapy services. See "-Dispositions."

     Wages and related expenses decreased $8.4 million, or 29.9%, from $28.0 million in the 1998 first quarter to $19.6 million in the current quarter. The decrease is due primarily to: (i) facility dispositions, which account for approximately $4.5 million of the decrease; (ii) a decrease in ancillary company expenses of approximately $3.2 million; and (iii) cost controls in the Company's long-term care facilities. Most of the decrease in ancillary company expense is related to therapy operations. Sunbelt has experienced a decrease in the volume of services provided as a result of PPS, and has also changed its compensation structure in order to control costs. Wages and related expenses as a percentage of revenues amounted to 56.3% in 1999 and 51.2% in 1998.

     Other operating expenses decreased $6.6 million, or 33.6%, from $19.5 million in the 1998 first quarter to $12.9 million in the 1999 first quarter. Approximately $3.4 million of the decrease is due to the disposition of facilities. The remaining decrease is due primarily to a reduction in ancillary expenses of the long-term care facilities. RainTree renegotiated its therapy and pharmacy provider contracts in response to the reimbursement changes under PPS. The provision for doubtful accounts increased by $1.5 million from the prior year period. The increase is due to Sunbelt receivables that have been determined to be uncollectible as well as an increase in the age of nursing facility receivables. Other operating expenses as a percentage of revenues amounted to 37.1% in the 1999 first quarter and 35.6% in the 1998 period.

     Rent expense decreased from $4.0 million in the 1998 first quarter to $3.2 million in the 1999 period. The decrease is due primarily to the disposition of facilities. Rent expense as a percentage of revenues was 7.2% in the 1998 first quarter and 9.2% in the current quarter.

     Interest expense amounted to $1.8 million in the 1999 first quarter compared to $5.8 million in the 1998 first quarter. The decrease is due in part to contractual interest not accrued on prepetition debt in the amount of approximately $1.5 million and to the decrease in RainTree's debt as a result of emergence from bankruptcy on January 31, 1999. Interest expense as a percentage of revenues was 5.3% in the 1999 first quarter compared to 10.6% in the prior year period.

     Depreciation and amortization expense decreased from $2.3 million in the 1998 first quarter to $1.8 million in the 1999 first quarter. The decrease is due to the net reduction in intangible assets resulting from fresh start reporting and the write-down of impaired assets in the fourth quarter of 1998. Depreciation and amortization as a percentage of revenues amounted to 5.2% in the 1999 first quarter compared to 4.2% in the prior year period.

     RainTree did not record income tax expense or benefit in the current or prior year periods. In both periods, the Company generated net losses for tax purposes. The discharge of debt and other obligations on the Effective Date resulted in an extraordinary gain for financial reporting purposes of approximately $113.2 million. The Company did not record tax expense related to this gain. The Internal Revenue Code provides that, in a Chapter 11 bankruptcy case, income normally arising from the discharge of debt is excluded from taxable income. However, to the extent that income from discharge is excluded from income, taxpayers must reduce specified tax attributes that include net operating losses. The Company anticipates that, as a result of the restructuring of its debt obligations, its net operating losses will be substantially reduced or limited. Therefore, the Company has established a valuation allowance against its net operating loss carryforward benefits.

     Reorganization expenses recorded in January 1999 in the amount of $54.6 million are comprised primarily of fresh start adjustments and professional fees related to the bankruptcy and restructuring. See Note 4 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     RainTree had a cash balance of $4.3 million and a working capital deficit of $6.1 million at March 31, 1999.

     Net cash provided by the Company's long-term care and ancillary company operations amounted to approximately $694,000 in the first quarter of 1999. This cash was generated in spite of the loss from operations recorded by RainTree and is due primarily to a net increase in accounts payable and accrued expenses and collection of accounts receivable.

     Gross accounts receivable decreased approximately $1.1 million from December 31, 1998 to March 31, 1999, primarily in connection with facility dispositions. During this same period, the allowance for doubtful accounts increased by approximately $1.3 million. See "-Results of Operations." RainTree anticipates that its allowance for doubtful accounts may continue to fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at March 31, 1999, if the Company is not successful in collecting its accounts receivable on a timely basis, the Company will be required to further increase its provision for doubtful accounts.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     During the bankruptcy proceedings, RainTree financed its working capital needs out of its operating cash flows and under the HCFP DIP Facility, an $11 million accounts receivable-backed revolving credit facility. Interest on the HCFP DIP Facility accrued at the prime rate plus 3.0% (10.75% at December 31, 1998). As of January 31, 1999, borrowings under the HCFP DIP Facility amounted to approximately $8.0 million. On the Effective Date, the HCFP DIP Facility was replaced partially with a new $7 million revolving line of credit from Health Partners (the "First Line"). Interest on amounts outstanding under the First Line accrues at the prime rate plus 0.85%. As of March 31, 1999, borrowings outstanding under the First Line totaled approximately $3.0 million, which based on the level of eligible accounts receivable, was the maximum amount that could be borrowed at that time. On May 14, 1999, the Company entered into another $7 million line of credit with Health Partners (the "Second Line"). Total combined borrowings under the First Line and Second Line cannot exceed $12 million. Availability under the Second Line is subject to the Company having met certain requirements, including sufficient eligible accounts receivable and quarterly financial covenants contained in the Omega Master Lease. The Company believes that it has met these covenant requirements as of March 31, 1999. Had the Second Line been in place on May 1, 1999, the Company estimates that its maximum borrowing level during the month, based on eligible accounts receivable, would have been approximately $6-7 million combined under both lines of credit.

     Net cash used in investing activities in 1999 amounted to $1.1 million in the first quarter. Routine capital expenditures amounted to approximately $846,000 and approximately $213,000 was expended for lease and insurance deposits.

     Net cash provided by financing activities amounted to approximately $3.5 million in the current period, primarily as a result of a net increase in borrowings under revolving lines of credit.

     At March 31, 1999, RainTree had approximately $74.1 million of total debt and lease financing obligations. The Company also has aggregate minimum rent obligations of approximately $135 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases.

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

     The Company's future cash requirements and cash flow expectations are closely related to the implementation of its restructuring. The Company generally expects to meet its near future financing needs for the coming fiscal year principally through its revolving line of credit. However, unexpected increases in costs or an inability to increase average occupancy and thus revenues could have a material adverse effect on the Company's cash flows.

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

LISTING OF COMMON STOCK

     RainTree is in the process of applying for listing of the New Common Stock on the Nasdaq Small Cap Market. However, the Company may not qualify for listing on the Nasdaq Small Cap Market, and there can be no assurance that any such listing will be obtained.

ITEM 3 IS NOT APPLICABLE

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     The parties in the Federal Action have reached a settlement in principle that is expected to resolve both the Federal and State Actions in their entirety. The settlement includes a cash payment by the Company's primary insurer amounting to $4.25 million and 1,000,000 shares of old Common Stock. Under the Plan, old Common Stock was converted into warrants; under the proposed settlement, class members who are to receive RainTree shares will receive a pro rata share of such warrants. The settlement was approved by the Bankruptcy Court on December 30, 1998 and by the district court in the Federal Action on April 28, 1999.

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

     On April 24, 1998, an action styled FRANCISCAN ELDERCARE CORPORATION,  INC.
V. SUNQUEST SPC, INC., UNISON HEALTHCARE CORPORATION, INC. [SIC], JERRY WALKER, PHILLIP ROLLINS AND PAUL CONTRIS was filed in the Circuit Court of the State of Oregon (County of Multnomah) (Case No. 9801-00050). This action relates to four nursing facilities that the Company previously leased from Franciscan Eldercare Corporation ("FEC"). These leases were rejected by RainTree in the Bankruptcy
Court. The action alleges breach of contract, conversion and breach of promissory note against RainTree and Sunquest SPC, Inc., a RainTree subsidiary, and breach of guaranty against Messrs. Walker, Rollins and Contris. FEC is seeking damages from the Company in the amount of at least $1.2 million plus attorney's fees, interest and costs. This action was and continues to be stayed as to the Company and Sunquest SPC, Inc. as a result of the bankruptcy proceedings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

   2 Disclosure Statement in Support of Debtors' Joint Plan of Reorganization Dated August 10, 1998 and Debtors' Joint Plan of Reorganization Dated August 10 (incorporated by reference to Exhibit
          99.1 to Form 8-K filed on August 13, 1998)
  2.1 Disclosure Statement in Support of Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 and Debtors' First Amended Joint Plan of Reorganization Dated October 15, 1998 (incorporated by reference to Exhibit 2.1 to the Company's 1997 Annual Report on Form 10-K)
  3.1 Certificate of Incorporation of RainTree Healthcare Corporation, as amended and restated (incorporated by reference to Exhibit 2 of Amendment No. 1 to the Form 8-A filed on April 8, 1999)
  3.2 Bylaws of RainTree Healthcare Corporation, as amended and restated (incorporated by reference to Exhibit 3 to Amendment No. 1 to the Form 8-A filed on April 8, 1999)
  4.1 Indenture dated as of January 31, 1999, among RainTree Healthcare Corporation, the Guarantors and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's 1998 Annual Report on Form 10-K)
  10.1 First Amendment to Omega New Master Lease, dated as of February 1, 1999, among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership, BritWill Investments I, Inc., BritWill Investments-II, Inc., Amberwood Court, Inc., The Arbors Health Care Center, Inc., Brookshire House, Inc., Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing Center, Inc.
          (incorporated by reference to Exhibit 10.2 to the Company's 1998 Annual Report on Form 10-K)
  10.2 Revolving Credit Note dated February 8, 1999, among RainTree Healthcare Corporation, Sunquest SPC, Inc., Safford Care, Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and Arkansas, Inc., and HCFP Funding, Inc. (incorporated by reference to Exhibit 10.3 to the Company's 1998 Annual Report on Form 10-K)
  10.3 Loan and Security Agreement dated February 8, 1999, among RainTree Healthcare Corporation, Sunquest SPC, Inc., Safford Care, Inc. Douglas Manor, Inc., Cornerstone Care, Inc. and Arkansas, Inc., and HCFP Funding, Inc. (incorporated by reference to Exhibit 10.4 to the Company's 1998 Annual Report on Form 10-K)
  10.4 Second Amendment To Omega New Master Lease, dated as of February 2, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership, BritWill Investments-I, Inc., BritWill Investments-II, Inc., Amberwood Court, Inc., The Arbors Health Care Center, Inc., Brookshire House, Inc., Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing Center, Inc.
          (incorporated by reference to Exhibit 10.5 to the Company's 1998 Annual Report on Form 10-K)
  10.5 First Amendment To Omega New Master Lease Guarantee, dated as of February 2, 1999 among RainTree Healthcare Corporation, Signature Health Care Corporation, BritWill HealthCare Company, BritWill Investments-I, Inc., Cedar Care, Inc., and Sherwood HealthCare Corporation in favor of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K)

  10.6 First Amendment To Security Agreement, dated as of February 1, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership as successor in interest to BritWill Investments-I, Inc. (incorporated by reference to Exhibit 10.7 to the Company's 1998 Annual Report on Form 10-K)
  10.7 Amended and Restated Security Agreement, dated as of February 2, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership, BritWill Investments-II, Inc., Amberwood Court, Inc., The Arbors Health Care Center, Inc., Brookshire House, Inc., Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing Center, Inc. (incorporated by reference to Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K)
  10.8 Indiana Returned Facilities Agreement, dated as of February 1, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership (incorporated by reference to Exhibit 10.9 to the Company's 1998 Annual Report on Form 10-K)
  10.9 Indiana Returned Facility Note, dated as of January 31, 1999 among Omega Healthcare Investors, Inc. and BritWill Indiana Partnership (incorporated by reference to Exhibit 10.10 to the Company's 1998 Annual Report on Form 10-K)
  10.10 Indiana Returned Facility Note Guarantee, dated as of January 31, 1999 among RainTree Healthcare, BritWill HealthCare Company and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.11 to the Company's 1998 Annual Report on Form 10-K)
  10.11 Indiana Returned Facilities Interim Management Agreement, dated as of February 1, 1999 by and between RainTree Healthcare Corporation and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit
          10.12 to the Company's 1998 Annual Report on Form 10-K)
  10.12 Amended Pledge Agreement, dated as of February 2, 1999 by and between BritWill HealthCare Company and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.13 to the Company's 1998 Annual Report on Form 10-K)
  10.13 Second Amended and Restated Pledge Agreement, dated as of February 2, 1999 by and between BritWill Investments-I, Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.14 to the Company's 1998 Annual Report on Form 10-K)
  10.14 Promissory Note dated as of January 31, 1999 among RainTree Healthcare Corporation, American Professional Holding, Inc., Ampro Medical Services, Inc., Gamma Laboratories, Inc., Memphis Clinical Laboratory, Inc., Quest Pharmacies, Inc., and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit
          10.15 to the Company's 1998 Annual Report on Form 10-K)
  10.15 BritWill Acquisition Promissory Note A dated as of January 31, 1999, among RainTree Healthcare Corporation and BritWill Investments Company, Ltd. (incorporated by reference to Exhibit 10.37 to the Company's 1998 Annual Report on Form 10-K)
  10.16 BritWill Acquisition Promissory Note B dated as of January 31, 1999, among RainTree Healthcare Corporation and UNHC Real Estate Holdings, Ltd. (incorporated by reference to Exhibit 10.38 to the Company's 1998 Annual Report on Form 10-K)
  10.17   Pledge   Agreement   effective   January  31,  1999,   among  RainTree
          Healthcare   Corporation   and  Norwest   Bank   Minnesota,   National
          Association (incorporated by reference to Exhibit 10.39 to the Company's 1998 Annual Report on Form 10-K)

  10.18 Registration Rights Agreement dated as of January 31, 1999, among RainTree Healthcare Corporation and Morgan Stanley Dean Witter High Yield Securities, Inc., Morgan Stanley Dean Witter Diversified Income Fund, Morgan Stanley Dean Witter Variable Investment Series-High Yield Portfolio, High Income Advantage Trust II, High Income Advantage Trust, High Income Advantage Trust III, Morgan Stanley Dean Witter Select Dimensions Investment Series-The Diversified Income Portfolio and Capital Research and Management Company (incorporated by reference to Exhibit 10.40 to the Company's 1998 Annual Report on Form 10-K)
  10.19 Security Agreement effective January 31, 1999 by and between Quest Pharmacies, Inc., Sunbelt Therapy Management Services, Inc.(Arizona), Decatur Sports Fit & Wellness Center, Inc., Therapy Health Systems, Inc., Henderson & Associates Rehabilitation, Inc., Sunbelt Therapy Management Services, Inc.(Alabama), RainTree Healthcare Corporation and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.41 to the Company's 1998 Annual Report on Form 10-K)
  10.20   Security  Agreement  dated  as of  January  31,  1999  by and  between
          American Professional Holding, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit
          10.42 to the Company's 1998 Annual Report on Form 10-K)
  10.21 Stock Pledge Agreement (American Professional Holding, Inc.) dated January 31, 1999 by and between RainTree Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.43 to the Company's 1998 Annual Report on Form 10-K)
  10.22 Security Agreement dated as of January 31, 1999 by and between Ampro Medical Services, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.44 to the Company's 1998 Annual Report on Form 10-K)
  10.23 Stock Pledge Agreement (Ampro Medical Services, Inc.) dated January 31, 1999 by and between American Professional Holding, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.45 to the Company's 1998 Annual Report on Form 10-K)
  10.24 Security Agreement dated as of January 31, 1999 by and between Gamma Laboratories, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.46 to the Company's 1998 Annual Report on Form 10-K)
  10.25 Stock Pledge Agreement (Gamma Laboratories, Inc.) dated January 31, 1999 by and between American Professional Holding, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.47 to the Company's 1998 Annual Report on Form 10-K)
  10.26 Security Agreement dated as of January 31, 1999 by and between Memphis Clinical Laboratory, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.48 to the Company's 1998 Annual Report on Form 10-K)

  10.27 Stock Pledge Agreement (Memphis Clinical Laboratory, Inc.) dated January 31, 1999 by and between RainTree Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.49 to the Company's 1998 Annual Report on Form 10-K)
  10.28 Security Agreement dated as of January 29, 1999 by and between Quest Pharmacies, Inc. and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit 10.50 to the Company's 1998 Annual Report on Form 10-K)
  10.29 Stock Pledge Agreement (Quest Pharmacies, Inc.) dated January 31, 1999 by and between RainTree Healthcare Corporation and David Kremser, Bernice Kremser, Holly Kremser, Michael Kremser, Stanley Kremser and Elk Meadows Investments, L.L.C. (incorporated by reference to Exhibit
          10.51 to the Company's 1998 Annual Report on Form 10-K)
  10.30 Sharing Agreement dated January 31, 1999, by and between Northwest Bank Minnesota, National Association, RainTree Healthcare Corporation, BritWill Healthcare Company, BritWill Indiana Partnership and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.52 to the Company's 1998 Annual Report on Form 10-K)
  10.31 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Michael A. Jeffries
  10.32 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Jim Fields
  10.33 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Nir E. Margalit
  10.34 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Terry Troxell
  10.35 Third Amendment to Omega New Master Lease dated as of March 31, 1999 by Omega Healthcare Investors, Inc. as lessor and BritWill Indiana Partnership, BritWill Investments-II, Inc., Amberwood Court, Inc., The Arbors Health Care Center, Inc., Brookshire House, Inc., Christopher Nursing Center, Inc., Los Arcos, Inc., Pueblo Norte, Inc., and Rio Verde Nursing Center, Inc.
  10.36 Loan and Security Agreement dated May 11, 1999 by and among RainTree Healthcare Corporation, BritWill Healthcare Company, BritWill Funding Corporation, Cedar Care, Inc., Sherwood Healthcare Corp., BritWill Investments-I, Inc., BritWill Investments-II, Inc., BritWill Indiana Partnership, Brookshire House, Inc., Christopher Nursing Center, Inc., Amberwood Court, Inc., The Arbors Health Care Corporation, Los Arcos, Inc., Pueblo Norte, Inc., Rio Verde Nursing Center, Inc., Signature Health Care Corporation, Signature Management Group, Inc., and HCFP Funding, Inc.
  10.37 Revolving Credit Note dated May 11, 1999 by and among RainTree Healthcare Corporation, BritWill Healthcare Company, BritWill Funding Corporation, Cedar Care, Inc., Sherwood Healthcare Corp., BritWill Investments-I, Inc., BritWill Investments-II, Inc., BritWill Indiana Partnership, Brookshire House, Inc., Christopher Nursing Center, Inc., Amberwood Court, Inc., The Arbors Health Care Corporation, Los Arcos, Inc., Pueblo Norte, Inc., Rio Verde Nursing Center, Inc., Signature Health Care Corporation, Signature Management Group, Inc., and HCFP Funding, Inc.
  27      Financial Data Schedule (included only in the EDGAR filing)

     (b)  Reports filed on Form 8-K:

          None

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RAINTREE HEALTHCARE CORPORATION
                                                    (Registrant)



Date:   May 17, 1999                      /s/ JIMMY L. FIELDS
                                          --------------------------------------
                                          Jimmy L. Fields
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer)

                                         /s/ WARREN K. JERREMS
                                         ---------------------------------------
                                         Warren K. Jerrems
                                         Vice President and Chief Accounting
                                         Officer (Principal Accounting Officer)