Form 10-Q
period 1999-06-30
RAINTREE HEALTHCARE CORP
filed 1999-08-19
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999.

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

                                 (480) 423-1954
              (Registrant's telephone number, including area code)

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

     As of August 1, 1999, there were 7,593,697 shares of $0.001 par value common stock outstanding.

================================================================================

                         RAINTREE HEALTHCARE CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1. Financial Statements:

        Consolidated Balance Sheets as of June 30, 1999 (unaudited)
          and December 31, 1998........................................     3

        Consolidated Statements of Operations for the three months and five months ended June 30, 1999, the one month ended
          January 31, 1999, and the three months and six months ended
          June 30, 1998 (unaudited)....................................     4

        Consolidated Statements of Cash Flows for the five months
          ended June 30, 1999, the one month ended January 31, 1999
          and the six months ended June 30, 1998 (unaudited)...........     5

        Notes to Consolidated Financial Statements.....................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................    24

Item 3. Defaults Upon Senior Securities................................    25

Item 6. Exhibits and Reports on Form 8-K...............................    26

Signatures.............................................................    27


NOTE: Item 3 of Part I is omitted because it is not applicable. Items 2, 4 and 5 of Part II are omitted because they are not applicable.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                     Reorganized | Predecessor
                                                       Company   |   Company
                                                       June 30,  | December 31,
                                                        1999     |     1998
                                                     (unaudited) |
                                                     ----------- | ------------
ASSETS                                                           |
Current assets:                                                  |
  Cash and cash equivalents.......................   $    3,157  | $     16,863
  Accounts receivable.............................       16,924  |       22,621
  Prepaid expenses and other current assets ......        3,070  |        8,670
                                                     ----------  | ------------
     Total current assets.........................       23,151  |       48,154
Property and equipment, net.......................       45,669  |       29,227
Reorganization value in excess of amounts                        |
  allocable to identifiable assets................       50,033  |           --
Lease operating rights and other intangible                      |
  assets, net.....................................        1,029  |       58,960
Goodwill, net.....................................           --  |       24,816
Deposits..........................................        8,255  |        9,383
                                                     ----------  | ------------
                                                     $  128,137  |    $ 170,540
                                                     ==========  |  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   |
Current liabilities:                                             |
  Accounts payable................................   $   11,057  | $     10,815
  Accrued expenses ...............................       17,120  |       15,175
  Current portion of notes payable and                           |
    long-term debt................................          850  |        1,012
  Long-term debt in default classified                           |
    as current....................................       35,137  |           --
                                                     ----------  |  -----------
     Total current liabilities....................       64,164  |       27,002
Liabilities subject to compromise ................           --  |      166,870
Notes payable and long-term debt .................        2,415  |        7,132
Lease financing obligation .......................       38,200  |       38,200
Deferred taxes ...................................        9,000  |        5,456
Leasehold liability, net .........................           --  |        4,058
Other liabilities.................................        1,280  |          899
                                                     ----------  |  -----------
     Total liabilities............................      115,059  |      249,617
Stockholders' equity (deficit):                                  |
  Common stock, $.001 par value; authorized                      |
    10,000,000 shares; 7,593,697 shares issued                   |
    and outstanding at June 30, 1999..............            8  |           --
  Common stock, $.001 par value; authorized                      |
    25,000,000 shares; 6,422,096 shares issued                   |
    and outstanding at December 31, 1998..........           --  |            5
  Additional paid-in capital......................       20,573  |       36,211
  Retained earnings (accumulated deficit).........       (6,996) |     (115,293)
  Unearned compensation...........................         (507) |           --
                                                     ----------  |  -----------
     Net stockholders' equity (deficit)...........       13,078  |      (79,077)
                                                     ----------  |  -----------
                                                     $  128,137  |  $   170,540
                                                     ==========  |  ===========

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Reorganized Company      |            Predecessor Company
                                                         ---------------------------  |  ---------------------------------------
                                                         Three Months    Five Months  |   One Month    Three Months   Six Months
                                                             Ended          Ended     |     Ended         Ended         Ended
                                                            June 30,       June 30,   |  January 31,     June 30,      June 30,
                                                             1999           1999      |     1999           1998          1998
                                                         ------------    -----------  |  -----------   ------------   ----------
                                                                                      |
Total revenues.........................................  $    30,949     $   52,883   |  $   12,893    $    48,123    $  102,800
                                                                                      |
Expenses:                                                                             |
  Wages and related....................................       17,687         30,228   |       7,074         24,471        52,447
  Other operating......................................       10,861         17,700   |       6,088         17,693        37,176
  Rent.................................................        3,062          5,142   |       1,112          3,702         7,666
  Interest (excludes contractual interest not                                         |
    accrued on prepetition debt of $1,507 in January                                  |
    1999 and $1,526 and $1,601 in the three and six                                   |
    months ended June 30, 1998, respectively...........        2,409          3,808   |         445          4,116         9,916
                                                                                      |
  Depreciation and amortization .......................        1,809          3,001   |         622          2,297         4,570
                                                         -----------     ----------   |  ----------    -----------    ----------
       Total expenses..................................       35,828         59,879   |      15,341         52,279       111,775
                                                         -----------     ----------   |  ----------    -----------    ----------
Loss from operations...................................       (4,879)        (6,996)  |      (2,448)        (4,156)       (8,975)
Reorganization expenses ...............................           --             --   |      54,597            868           868
                                                         -----------     ----------   |  ----------    -----------    ----------
Loss before income taxes and extraordinary credit......       (4,879)        (6,996)  |     (57,045)        (5,024)       (9,843)
Income tax benefit.....................................           --             --   |          --             --            --
                                                         -----------     ----------   |  ----------    -----------    ----------
Loss before extraordinary credit.......................       (4,879)        (6,996)  |     (57,045)        (5,024)       (9,843)
Extraordinary credit - gain on debt discharge..........           --             --   |     113,242             --            --
                                                         -----------     ----------   |  ----------    -----------    ----------
Net income (loss)......................................  $    (4,879)    $   (6,996)  |  $   56,197    $    (5,024)   $   (9,843)
                                                         ===========     ==========   |  ==========    ===========    ==========
Net income (loss) per share:                                                          |
  Loss before income taxes and extraordinary credit....  $     (0.64)    $    (0.92)  |  $    (8.88)   $     (0.78)   $    (1.53)
  Extraordinary credit - gain on debt discharge........           --             --   |       17.63             --            --
                                                         -----------     ----------   |  ----------    -----------    ----------
  Net income (loss) per share..........................  $     (0.64)    $    (0.92)  |  $     8.75    $     (0.78)   $    (1.53)
                                                         ===========     ==========   |  ==========    ===========    ==========
Weighted average common shares used in                                                |
  per share calculation................................        7,594          7,594   |       6,422          6,422         6,422

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Reorganized  |  Predecessor    Predecessor
                                                                                        Company    |    Company       Company
                                                                                      Five Months  |   One Month     Six Months
                                                                                         Ended     |     Ended          Ended
                                                                                        June 30,   |  January 31,      June 30,
                                                                                         1999      |     1999           1998
                                                                                      -----------  |  -----------    ----------
                                                                                                   |
Net cash provided by (used in) operating activities (including changes                             |
   in all operating assets and liabilities)..................................         $   (2,447)  |  $   (2,937)    $    4,897
                                                                                      ----------   |  ----------     ----------
INVESTING ACTIVITIES:                                                                              |

Purchase of equipment and leasehold improvements.............................             (1,367)  |        (218)        (1,523)
Sale of assets...............................................................              1,220   |          --             --
(Increase) decrease in lease and insurance deposits..........................              1,141   |         (13)        (1,165)
                                                                                      ----------   |  ----------     ----------
Net cash provided by (used in) investing activities..........................                994   |        (231)        (2,688)
                                                                                      ----------   |  ----------     ----------
FINANCING ACTIVITIES:                                                                              |
Net increase (decrease) in revolving lines of credit.........................              5,552   |       1,012         (1,552)
Debt payments................................................................               (511)  |         (10)        (1,365)
Change in bank overdrafts....................................................             (2,006)  |       2,611           (239)
Increase in deferred financing costs.........................................                (49)  |          --            (56)
                                                                                      ----------   |  ----------     ----------
Net cash provided by (used in) financing activities..........................              2,986   |       3,613         (3,212)
                                                                                      ----------   |  ----------     ----------
REORGANIZATION ACTIVITIES:                                                                         |
Cash paid to settle bankruptcy claims........................................                 --   |     (15,684)            --
                                                                                      ----------   |  ----------     ----------
Net increase (decrease) in cash..............................................              1,533   |     (15,239)        (1,003)
Cash and cash equivalents at beginning of period.............................              1,624   |      16,863          5,295
                                                                                      ----------   |  ----------     ----------
Cash and cash equivalents at end of period...................................         $    3,157   |  $    1,624     $    4,292
                                                                                      ==========   |  ==========     ==========
Cash paid for:                                                                                     |
   Interest                                                                           $    2,390   |  $      410     $    1,975
   Income taxes                                                                               45   |         --             --




  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     RainTree is a provider of long-term and specialty healthcare services. At June 30, 1999, RainTree operated 41 facilities, including six facilities managed on behalf of a third party. RainTree also provides, either directly or through third-party contracts, pharmaceutical services, rehabilitation therapy services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months and five months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the 11 months ended December 31, 1999.

     Certain reclassifications have been made to the Predecessor Company financial statements to conform to the current year presentation.

     The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $1.2 million and $1.7 million for the three months and five months ended June 30, 1999, and $1.4 million, $904,000, and $1.2 million for the one month ended January 31, 1999, and the three months and six months ended June 30, 1998, respectively. The allowance for doubtful accounts totaled $3.7 million at June 30, 1999 and $9.7 million at December 31, 1998.

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

     o The holders of $100.0 million of 12-1/4% Senior Notes due 2006 (the "12-1/4% Senior Notes") and $20.0 million of 13% Senior Notes due 1999 (the "13% Senior Notes");

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

     Prior to the Effective Date, the Company leased six facilities from BritWill Investments Texas, Ltd. ("BritWill Texas"), an affiliate of Mr. Whitehead, which were subject to a mortgage in favor of Omega.

     The major provisions of the Plan are as follows.

     o All of RainTree's common stock was cancelled on the Effective Date. As described below, RainTree will issue up to 8 million new common shares (the "New Common Stock"). RainTree will also issue up to approximately $26 million of new debt securities (the "Senior Secured Notes") in satisfaction of bankruptcy claims held by unsecured creditors, including the holders of the 13% Senior Notes and the 12-1/4% Senior Notes. The Senior Secured Notes bear interest at 11.0%, will mature four years from the Effective Date, and are secured by the stock and personal property of certain RainTree subsidiaries.

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

     o Six leased facilities were returned to Omega and three BritWill Texas facilities that RainTree disposed of in March 1997 pursuant to a sublease agreement are excluded from the Master Lease. In return, Omega received $2.0 million in cash, a seven-year, $3.0 million promissory note bearing interest at 7.0% (the "Indiana Returned Facilities Note") and a guarantee by RainTree that supersedes and replaces all previous guarantees of BritWill Texas obligations. RainTree also paid to Omega, in cash, prepetition rent payments and other obligations in the amount of approximately $2.0 million. See
          Note 10.

     o In settlement of approximately $15.8 million of allowed claims, Mr. Whitehead and affiliates (the "Whitehead Affiliates) received $541,000 in cash, unsecured promissory notes totaling $1.5 million (the "Whitehead Notes"), Senior Secured Notes amounting to $292,000 and approximately 729,000 shares of New Common Stock. The unsecured promissory notes bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years. See
          Note 10.

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

     o All other general unsecured creditors will share pro rata in approximately 91% of the New Common Stock and the Senior Secured Notes. A subordination agreement related to the 13% Senior Notes resulted in a reallocation among the holders of the 13% Senior Notes and those holders of the 12-1/4% Senior Notes who had consented to a subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the holders of the 13% Senior Notes received Senior Secured Notes equal to 100% of their allowed claims ($22.1 million) and the Consenting Noteholders received only New Common Stock totaling approximately 6,343,000 shares. The holders of the 12-1/4% Senior Notes who did not consent to the subordination agreement received Senior Secured Notes totaling $1.8 million and approximately 522,000 shares of New Common Stock. The aggregate amount of these general unsecured claims was approximately $137.5 million.

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

     o Shortly after the Effective Date, RainTree obtained $7.0 million of a new $12.0 million line of credit from Health Partners that replaced the HCFP DIP Facility. The remaining portion of the line of credit was obtained on May 14, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     o On April 28, 1999, RainTree entered into employment agreements with four of its executive officers ("Senior Management"). Under the terms of the employment agreements, Senior Management was awarded an aggregate of 360,000 restricted stock units. Each restricted stock unit entitles the holder to receive, subject to vesting, one share of New Common Stock upon the earlier of February 1, 2002 or termination of employment. See Note 7.

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

                                                   January 31, 1999
                                                    Preconfirmation   Reorganization    Fresh Start     Reorganized
                                                     Balance Sheet     Adjustments      Adjustments    Balance Sheet
                                                   ----------------   --------------    -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.......................    $  17,308      $ (15,684) (a)     $    --         $  1,624
   Accounts receivable, net........................       21,459             --               --           21,459
   Prepaid expenses and other current assets.......        8,815             --            (5,456) (g)
                                                                                             (103) (h)      3,256
                                                        --------      ---------          --------        --------
      Total current assets.........................       47,582        (15,684)           (5,559)         26,339
Property and equipment, net........................       29,081         (3,117) (b)       19,751  (h)     45,715
Lease operating rights and other intangibles, net..       58,608         (4,728) (c)      (52,858) (h)      1,022
Goodwill, net......................................       24,727             --           (24,727) (h)         --
Deposits...........................................        9,675           (279) (d)          --            9,396
Reorganization value in excess of amounts
   allocable to identifiable assets................           --             --            42,568  (h)
                                                                                            9,000  (g)     51,568
                                                       ---------      ---------          --------        --------
                                                       $ 169,673      $ (23,808)         $(11,825)       $134,040
                                                       =========      =========          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................    $  10,958      $      --          $    --         $ 10,958
   Accrued expenses................................       16,321          5,955  (e)          --           22,276
   Current portion of long-term debt...............        1,012           (440) (e)          --              572
                                                       ---------      ---------          --------        --------
      Total current liabilities....................       28,291          5,515               --           33,806
Liabilities subject to compromise..................      166,870       (166,870) (e)          --               --
Notes payable and long-term debt...................        8,144         24,305  (a)          --           32,449
Lease financing obligation.........................       38,200             --               --           38,200
Deferred taxes ....................................        5,456             --             3,544  (g)      9,000
Leasehold liability, net...........................        4,058             --            (4,058) (h)         --
Other liabilities..................................          897             --                --             897
                                                       ---------      ---------          --------        --------
   Total liabilities...............................      251,916       (137,050)             (514)        114,352
Stockholders' equity (deficit):
   Common stock, Predecessor Company...............            5             --                (5) (i)         --
   Common stock, Reorganized Company...............           --              8  (a)           --               8
   Additional paid-in capital......................       36,211         19,680  (a)      (36,211) (i)     19,680
   Retained earnings (accumulated deficit).........     (118,459)        93,554  (f)       24,905  (i)         --
                                                       ---------      ---------          --------        --------
      Net stockholders' equity (deficit)...........      (82,243)       113,242           (11,311)         19,688
                                                       ---------      ---------          --------        --------
                                                        $169,673      $ (23,808)         $(11,825)       $134,040
                                                       =========      =========          ========        ========
-------------------------------

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

     REORGANIZATION EXPENSES. In accordance with SOP 90-7, reorganization items are reported separately in the consolidated statement of operations. Reorganization items for the one month ended January 31, 1999 are as follows (in thousands):

     Adjustments of assets and liabilities to fair value.........    $53,879
     Professional fees and other expenses related to the
       Chapter 11 proceedings....................................        718
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

     Liabilities subject to compromise consisted of the following as of December 31, 1998 (in thousands):

     12-1/4% Senior Notes......................................    $100,000
     13% Senior Notes..........................................      20,000
     Notes payable and long-term debt .........................      24,495
     Trade payables............................................       4,661
     Accrued interest..........................................      11,486
     Other.....................................................       6,228
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

     On June 3, 1999, RainTree sold certain assets of Sunbelt Therapy Management Services, Inc. and its subsidiaries ("Sunbelt"). Sunbelt provides rehabilitation therapy services to certain RainTree facilities and third parties. An affiliate of Paul Henderson and Paige Plash, who were the president and vice-president, respectively, of Sunbelt until April 1, 1999, purchased the therapy services contracts of Sunbelt's outpatient clinics, hospitals, home health and other businesses not related to long-term care facilities. Messrs. Henderson and Plash also acquired the therapy services contracts of two RainTree nursing facilities. The sales price was approximately $1.2 million, in cash, plus the assumption of certain Sunbelt liabilities amounting to approximately $361,000. On April 14, 1999, RainTree entered into a one-year agreement with an unrelated third party to manage Sunbelt's remaining long-term care therapy operations for a monthly fee of $64,000 plus incentives.

7.   RESTRICTED STOCK AWARDS

     On April 28, 1999, RainTree awarded a total of 360,000 restricted stock units ("Units") to Senior Management. Each vested Unit entitles the holder to receive one share of RainTree common stock upon the earlier of April 28, 2002 or termination of employment for any reason.

     Of the Units, 136,000 vested on April 28, 1999, 112,000 will vest on February 1, 2000 and 112,000 will vest on February 1, 2001. The Units were recorded at the market value on the grant date, which was estimated to be $2.50 per share. The total market value of immediately vested Units was charged to compensation expense. The total market value of the remaining Units is treated as unearned compensation and recorded as a separate component of stockholders' equity. Unearned compensation is charged to expense over the vesting period. Total compensation expense related to the Units amounted to approximately $393,000 in the 1999 second quarter.

     The Units are not included in the calculation of net loss per share because they are antidilutive.

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

                                                             Reorganized Company      |            Predecessor Company
                                                         ---------------------------  |  ---------------------------------------
                                                         Three Months    Five Months  |   One Month    Three Months   Six Months
                                                             Ended          Ended     |     Ended         Ended         Ended
                                                            June 30,       June 30,   |  January 31,     June 30,      June 30,
                                                             1999           1999      |     1999           1998          1998
                                                         ------------    -----------  |  -----------   ------------   ----------
                                                                                      |
Revenues from nonrelated entities:                                                    |
  Long-term care.....................................     $ 26,639       $ 44,304     |    $ 10,142      $36,032      $ 76,982
  Rehabilitation therapy.............................          303          1,775     |         715        3,328         6,828
  Pharmacy...........................................        2,151          3,538     |         729        2,606         5,013
  Laboratory.........................................        1,533          2,857     |         482        1,504         2,957
  Corporate..........................................          323            409     |          50           21            55
                                                          --------       --------     |    --------      -------      --------
    Total............................................     $ 30,949       $ 52,883     |    $ 12,118      $43,491      $ 91,835
                                                          ========       ========     |    ========      =======      ========
Total revenues:                                                                       |
  Long-term care.....................................     $ 26,639       $ 44,304     |    $ 10,142      $36,032      $ 76,982
  Rehabilitation therapy.............................        1,090          3,426     |       1,152        6,547        14,899
  Pharmacy...........................................        2,663          4,401     |       1,039        4,019         7,907
  Laboratory.........................................        1,610          2,993     |         510        1,504         2,957
  Corporate..........................................        1,941          3,227     |         676        2,379         5,086
  Eliminations.......................................       (2,994)        (5,468)    |        (626)      (2,358)       (5,031)
                                                          --------       --------     |    --------      -------      --------
    Total............................................     $ 30,949       $ 52,883     |    $ 12,893      $48,123      $102,800
                                                          ========       ========     |    ========      =======      ========
Operating income (loss):                                                              |
  Long-term care.....................................     $     17       $    221     |    $   (251)     $  (628)     $ (1,411)
  Rehabilitation therapy.............................         (456)          (816)    |      (1,476)        (546)         (155)
  Pharmacy...........................................           75             41     |         140          780         1,547
  Laboratory.........................................         (280)           (91)    |        (120)          58           (21)
  Unallocated corporate expenses.....................       (4,235)        (6,351)    |        (741)      (3,820)       (8,935)
                                                          --------       --------     |    --------      -------      --------
    Consolidated operating loss......................       (4,879)        (6,996)    |      (2,448)      (4,156)       (8,975)
Reorganization expenses..............................           --             --     |      54,597          868           868
                                                          --------       --------     |    --------      -------      --------
Consolidated loss before income taxes and                                             |
  Extraordinary credit...............................     $ (4,879)      $ (6,996)    |    $(57,045)     $(5,024)     $ (9,843)
                                                          ========       ========     |    ========      =======      ========

                                                                         June 30,     |  December 31,
                                                                           1999       |     1998
                                                                         --------     |  ------------
Total assets:                                                                         |
   Long-term care....................................                    $ 67,689     |    $ 79,624
   Rehabilitation therapy............................                         129     |      13,266
   Pharmacy..........................................                       2,422     |       5,751
   Laboratory........................................                       2,552     |       2,372
   Corporate.........................................                      55,561     |      73,732
   Eliminations......................................                        (216)    |      (4,205)
                                                                         --------     |    --------
      Total..........................................                    $128,137     |    $170,540
                                                                         ========     |    ========

10.  ISSUES IMPACTING LIQUIDITY

     RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Indenture under which the Senior Secured Notes were issued provides for a 45-day grace period before an event of default occurs due to nonpayment of interest. The grace period for the July 1 payment expired on August 15, 1999. On August 16, 1999, the Company entered into a forbearance agreement with the Indenture Trustee, whereby the holders of a majority of the Senior Secured Notes have agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The forbearance agreement expires on August 20, 1999. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to accelerate this obligation, and the debt could become immediately due and payable. In addition, a default under the Senior Secured Notes Indenture would result in a default under the Omega Master Lease, the Omega Returned Facilities Note and RainTree's revolving credit agreement with Health Partners. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments, and -- Liquidity and Capital Resources."

     RainTree's inability to pay the interest is due in part to professional fees and other costs related to the Company's reorganization and emergence from bankruptcy, which were approximately $4.2 million greater than estimated. In addition, the bankruptcy had a negative impact on the Company's overall census, and thus cash flows from operations. Although average occupancy increased to 77.2% for the month of July 1999 from 76.4% for the 1999 second quarter, the Company has not yet been successful in restoring average occupancy to pre-bankruptcy levels. In connection with the preparation of the Plan, the Company projected an average occupancy rate of 83% for fiscal 1999. If the Company is unable to increase its average occupancy levels in the near future, it will experience a material negative impact on its results of operations and cash flows.

     The deferment of the interest payment will provide RainTree additional time to increase occupancy and collect amounts due from Medicare. The Company estimates that by January 1, 2000 it will collect between $3 million and $5 million from Medicare intermediaries related to cost report settlements and routine cost limit exception requests. However, there can be no assurance that the timing or amount of these payments will occur as expected, or that the Company will be successful in increasing its occupancy. The Company's current cash shortfall has forced it to consider other strategic alternatives, including a possible merger or other business combination.

     The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. Both Omega and Health Partners have agreed not to exercise their respective rights and remedies, as a result of the forbearance agreement with the Senior Secured Note holders. Should the Company default on the Senior Secured Notes, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

     RainTree did not make the $34,000 interest payment on the Whitehead Notes that was due July 1, 1999 (Note 3). The Company did not make this payment because these notes are subordinate to the Senior Secured Notes.

     Due to the uncertainty surrounding the payment default on the Senior Secured Notes and related cross-defaults, RainTree has classified the principal balances of the Senior Secured Notes, Indiana Returned Facility Note, Whitehead Notes and borrowings from Health Partners as current liabilities on the Company's consolidated balance sheet at June 30, 1999. The financial statements do not include further adjustments, if any, for the possible future effects on the recoverability of RainTree's long-lived assets.



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

     RainTree initiated negotiations to reach a consensual restructuring of its debt and lease obligations with Omega, representatives of certain of the holders of its 12-1/4% Senior Notes and 13% Senior Notes (the "Ad Hoc Committee"), the Whitehead Affiliates and the Kremser Affiliates. On June 15, 1998, RainTree concluded an agreement in principle with respect to a consensual restructuring with some, but not all, of its creditor constituencies. The agreement in principle formed the basis of the plan of reorganization filed with the Bankruptcy Court on August 10, 1998. On October 16, 1998, the amended Plan was filed. The significant elements of the Plan are described in Note 3 of Notes to Consolidated Financial Statements. Under Bankruptcy Court supervision, the Company continued to manage and operate its business as a debtor in possession and, as described above, developed the Plan to restructure its financial affairs, including assuming or rejecting executory contracts and leases. The Plan was confirmed by the Bankruptcy Court effective January 31, 1999.

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

RECENT DEVELOPMENTS

     RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Indenture under which the Senior Secured Notes were issued provides for a 45-day grace period before an event of default occurs due to nonpayment of interest. The grace period for the July 1 payment expired on August 15, 1999. On August 16, 1999, the Company entered into a forbearance agreement with the Indenture Trustee, whereby the holders of a majority of the Senior Secured Notes agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The forbearance agreement expires on August 20, 1999. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to exercise their right to accelerate this obligation, and the debt could become immediately due and payable. In addition, a default under the Senior Secured Notes Indenture would result in a default under the Omega Master Lease, the Omega Returned Facilities Note and RainTree's revolving credit agreements with Health Partners. See "-- Liquidity and Capital Resources."

     RainTree's inability to pay the interest is due in part to professional fees and other costs related to the Company's reorganization and emergence from bankruptcy, which were approximately $4.2 million greater than estimated. In addition, the bankruptcy had a negative impact on the Company's overall census, and thus cash flows from operations. Although average occupancy increased to 77.2% for the month of July 1999 from 76.4% for the 1999 second quarter, the Company has not yet been successful in restoring average occupancy to pre-bankruptcy levels. In connection with the preparation of the Plan, the Company projected an average occupancy rate of 83% for fiscal 1999. If the Company is unable to increase its average occupancy levels in the near future, it will experience a material negative impact on its results of operations and cash flows.

     The deferment of the interest payment will provide RainTree additional time to increase occupancy and collect amounts due from Medicare. The Company estimates that by January 1, 2000 it will collect between $3 million and $5 million from Medicare intermediaries related to cost report settlements and routine cost limit exception requests. However, there can be no assurance that the timing or amount of these payments will occur as expected, or that the Company will be successful in increasing its occupancy. The Company's current cash shortfall has forced it to consider other strategic alternatives, including a possible merger or other business combination.

     The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. Both Omega and Health Partners have agreed not to exercise their respective rights and remedies, as a result of the forbearance agreement with the Senior Secured Note holders. Should the Company default on the Senior Secured Notes, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

     RainTree did not make the $34,000 interest payment on the Whitehead Notes that was due July 1, 1999 (Note 3). The Company did not make this payment because these notes are subordinate to the Senior Secured Notes.

     Due to the uncertainty surrounding the payment default on the Senior Secured Notes and related cross-defaults, RainTree has classified the principal balances of the Senior Secured Notes, Indiana Returned Facility Note, Whitehead

Notes and borrowings from Health Partners as current liabilities on the Company's consolidated balance sheet at June 30, 1999. The financial statements do not include further adjustments, if any, for the possible future effects on the recoverability of RainTree's long-lived assets.

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

     On June 3, 1999, RainTree sold certain assets of Sunbelt. Sunbelt provides rehabilitation therapy services to certain RainTree facilities and third parties. An affiliate of Paul Henderson and Paige Plash, who were the president and vice-president, respectively, of Sunbelt until April 1, 1999, purchased the therapy services contracts of Sunbelt's outpatient clinics, hospitals, home health and other businesses not related to long-term care facilities. Messrs. Henderson and Plash also acquired the therapy services contracts of two RainTree nursing facilities. The sales price was approximately $1.2 million, in cash, plus the assumption of certain Sunbelt liabilities amounting to approximately $361,000. On April 14, 1999, RainTree entered into a one-year agreement with an unrelated third party to manage Sunbelt's remaining long-term care therapy operations for a monthly fee of $64,000 plus incentives.

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

     To facilitate a meaningful comparison of RainTree's operating performance in the 1999 and 1998 periods, the following discussion of results of operations is presented on a traditional comparative basis. Consequently, the information presented below for the six months ended June 30, 1999 does not comply with accounting requirements for companies that emerge from bankruptcy. These requirements call for separate reporting for Reorganized RainTree and the Predecessor Company.

                RAINTREE HEALTHCARE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                                 (in thousands)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                   ----------------------       -----------------------
                                                                     1999          1998         1999 (1)         1998
                                                                   --------       -------       --------       --------
Total revenues...............................................      $ 30,949       $48,123       $ 65,776       $102,800

Expenses:
  Wages and related..........................................        17,687        24,471         37,302         52,447
  Other operating............................................        10,861        17,693         23,788         37,176
  Rent.......................................................         3,062         3,702          6,254          7,666
  Interest (excludes contractual interest not accrued on
    prepetition debt of $1,507 in the five months ended
    June 30, 1999 and $1,526 and $1,601 in the three and
    six months ended June 30, 1998, respectively )...........         2,409         4,116          4,253          9,916
  Depreciation and amortization .............................         1,809         2,297          3,623          4,570
                                                                   --------       -------       --------       --------
       Total expenses........................................        35,828        52,279         75,220        111,775
                                                                   --------       -------       --------       --------
Loss from operations.........................................        (4,879)       (4,156)        (9,444)        (8,975)
Reorganization expenses .....................................            --           868         54,597            868
                                                                   --------       -------       --------       --------
Loss before income taxes and extraordinary credit............        (4,879)       (5,024)       (64,041)        (9,843)
Income tax benefit...........................................            --            --             --             --
                                                                   --------       -------       --------       --------
Loss before extraordinary credit.............................        (4,879)       (5,024)       (64,041)        (9,843)
Extraordinary credit - gain on debt discharge................            --            --        113,242             --
                                                                   --------       -------       --------       --------
Net income (loss)............................................      $ (4,879)      $(5,024)      $ 49,201       $ (9,843)
                                                                   ========       =======       ========       ========
---------------------------

(1) This column represents the combination of historical results for the five months ended June 30, 1999 for Reorganized RainTree and the one month ended January 31, 1999 for the Predecessor Company.

     The following table summarizes selected operating statistics.

                                                                At June 30,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------

Leased and Owned Facilities:
    Number of facilities...............................       35             44
    Number of licensed beds:
       Long-term care..................................    3,405          4,013
       Assisted and independent living.................      214            233

Managed Facilities:
    Number of facilities...............................        6             --
    Number of licensed beds............................      406             --

Institutional Pharmacies:
    Number of outlets..................................        2              2
    Nonaffiliated facilities served....................       42             40

Laboratory Services:
    Number of laboratories.............................        3              3
    Nonaffiliated entities served......................      356            228

     The following table identifies the Company's sources of net operating revenues from nonaffiliated entities.

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                     --------------------             -------------------
                                                      1999          1998               1999         1998
                                                      ----          ----               ----         ----
Percentage of total revenues:
     Long term care ..............................    87.1%         82.9%              84.5%        83.9%
     Therapy services ............................     1.0           7.6                3.8          7.4
     Pharmacy services ...........................     7.0           6.0                6.6          5.5
     Laboratory services .........................     4.9           3.5                5.1          3.2
                                                     -----         -----              -----        -----
         Total....................................   100.0%        100.0%             100.0%       100.0%
                                                     =====         =====              =====        =====

     RainTree's revenues fluctuate from facility to facility based on various factors, including total capacity, occupancy rates, reimbursement methodologies and rates among the payor categories, payor mix and the scope and utilization of the Company's ancillary services. In general, the Company believes that private pay and Medicare sources are more profitable to the Company than other governmental reimbursement sources.

     Sources of net patient revenues and patient mix by payor type are set forth below (long-term care only).

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                     --------------------             -------------------
                                                      1999          1998               1999         1998
                                                      ----          ----               ----         ----
Medicare .........................................    22.1%         29.9%              22.6%        30.9%
Private and other.................................    17.1          16.0               17.3         16.2
                                                     -----         -----              -----        -----
Quality mix.......................................    39.2          45.9               39.9         47.1
Medicaid .........................................    60.8          54.1               60.1         52.9
                                                     -----         -----              -----        -----
     Total........................................    100.0%       100.0%             100.0%       100.0%
                                                     =====         =====              =====        =====
AVERAGE OCCUPANCY
Nursing facilities...............................     78.0%         82.4%              78.0%        81.8%
Independent and assisted living facilities.......     49.9          58.8               51.7         59.2


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     In the 1999 second quarter, RainTree recorded a net loss of $4.9 million compared to a net loss of $5.0 million in the prior year quarter. Net loss for the 1998 second quarter includes reorganization expenses amounting to $868,000. Loss from operations amounted to $4.9 million in the 1999 second quarter compared to $4.2 million in the same period in 1998.

     Total revenues decreased $17.2 million, or 35.7%, to $30.9 million in the 1999 second quarter from $48.1 million in the comparable 1998 quarter. Net patient service revenues decreased from $47.8 million in the 1998 second quarter to $30.6 million in the current period. Patient days decreased from 321,881 in the 1998 period to 251,517 in the current period. Net patient service revenues recorded by the long-term care facilities decreased by approximately $9.4 million, of which $5.1 million is attributable to the disposition of facilities. The long-term care facilities experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) compared to the prior year quarter. The Company believes that the decrease in average occupancy in 1999 is due primarily to the negative perception of RainTree as a result of the bankruptcy. Quality mix was impacted by both the bankruptcy and the new Medicare Prospective Payment System ("PPS"), which applied to RainTree on January 1, 1999. Under PPS, skilled nursing facilities are paid a fixed per diem rate for virtually all covered services. RainTree estimates that its average daily Medicare rate under PPS will be approximately 18% lower in fiscal 1999 than in 1998.

     Therapy and pharmacy company revenues also decreased from the prior year period because (i) on April 1, 1999, the Company sold most of Sunbelt's therapy contracts that were unrelated to RainTree nursing facilities; and (ii) the pharmacy company's customers have negotiated lower contract rates in an effort to control costs in the PPS environment. In addition, under PPS there is an annual per-patient cap of $1,500 on reimbursement for combined Part B outpatient physical and speech therapy services and an annual cap of $1,500 on Part B occupational therapy services. See "-Dispositions."

     Wages and related expenses decreased $6.8 million, or 27.7%, from $24.5 million in the 1998 second quarter to $17.7 million in the current quarter. The decrease is due primarily to: (i) facility dispositions, which account for approximately $2.7 million of the decrease; and (ii) a decrease in ancillary company expenses of approximately $4.4 million. Most of the decrease in ancillary company expense is related to therapy operations. Sunbelt has experienced a decrease in the volume of services provided as a result of the sale of contracts and of PPS, and has also changed its compensation structure in order to control costs. In the 1999 second quarter, RainTree recorded compensation expense amounting to $393,000 related to Restricted Stock Units issued. See Note 7 of Notes to Consolidated Financial Statements.

     Other operating expenses decreased $6.8 million, or 38.6%, from $17.7 million in the 1998 second quarter to $10.9 million in the 1999 second quarter. Approximately $2.3 million of the decrease is due to the disposition of facilities and $684,000 is attributable to the ancillary companies. The remaining decrease is due primarily to a reduction in ancillary expenses recorded by the long-term care facilities. RainTree renegotiated its therapy and pharmacy provider contracts in response to the reimbursement changes under PPS. The provision for doubtful accounts increased by $320,000 from the prior year period due to an increase in the age of nursing facility receivables.

     Rent expense decreased from $3.7 million in the 1998 second quarter to $3.1 million in the 1999 period. The decrease is due primarily to the disposition of facilities.

     Interest expense amounted to $2.4 million in the 1999 second quarter compared to $4.1 million in the 1998 second quarter. The decrease is due to the decrease in RainTree's debt as a result of emergence from bankruptcy on January 31, 1999.

     Depreciation and amortization expense decreased from $2.3 million in the 1998 second quarter to $1.8 million in the 1999 second quarter. The decrease is due to the net reduction in intangible assets resulting from fresh start reporting and the write-down of impaired assets in the fourth quarter of 1998.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     For the six-month period ended June 30, 1999, RainTree recorded net income of $49.2 million compared to a net loss of $9.8 million in the prior year period. The 1999 results include a $113.2 million gain on debt discharged in the bankruptcy, as well as reorganization expenses amounting to $54.6 million. RainTree recorded losses from operations amounting to $9.4 million in the 1999 period and $9.0 million in the 1998 period.

     Total revenues decreased $37.0 million, or 36.0%, to $65.8 million in the 1999 period from $102.8 million in the comparable 1998 period. Net patient service revenues decreased from $101.9 million in the 1998 period to $65.0 million in the current period. Patient days decreased from 683,873 in the 1998 period to 510,117 in the current period. Net patient service revenues recorded by the long-term care facilities decreased by approximately $22.4 million, of which $13.4 million is attributable to the disposition of facilities. The long-term care facilities experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) compared to the prior year. The Company believes that the decrease in average occupancy in 1999 is due primarily to the negative perception of RainTree as a result of the bankruptcy. Quality mix was impacted by both the bankruptcy and the new Medicare Prospective Payment System, which applied to RainTree on January 1, 1999. Under PPS, skilled nursing facilities are paid a fixed per diem rate for virtually all covered services. RainTree estimates that its average daily Medicare rate under PPS will be approximately 18% lower in fiscal 1999 than in 1998.

     Therapy and pharmacy company revenues also decreased from the prior year period because (i) on April 1, 1999, the Company sold most of Sunbelt's therapy contracts that were unrelated to RainTree nursing facilities; and (ii) the ancillary companies' nursing facility customers have negotiated lower contract rates in an effort to control costs in the PPS environment. In addition, under PPS there is an annual per-patient cap of $1,500 on reimbursement for combined Part B outpatient physical and speech therapy services and an annual cap of $1,500 on Part B occupational therapy services. See "-Dispositions."

     Wages and related expenses decreased $15.1 million, or 28.9%, from $52.4 million in the 1998 period to $37.3 million in the current period. The decrease is due primarily to: (i) facility dispositions, which account for approximately $7.2 million of the decrease; and (ii) a decrease in ancillary company expenses of approximately $7.6 million. Most of the decrease in ancillary company expense is related to therapy operations. Sunbelt has experienced a decrease in the volume of services provided as a result of the sale of contracts and of PPS, and has also changed its compensation structure in order to control costs. In the 1999 period, RainTree recorded compensation expense amounting to $393,000 related to Restricted Stock Units issued. See Note 7 of Notes to Consolidated Financial Statements.

     Other operating expenses decreased $13.4 million, or 36.0%, from $37.2 million in the 1998 period to $23.8 million in the current period. Approximately $5.7 million of the decrease is due to the disposition of facilities. The remaining decrease is due primarily to a reduction in ancillary expenses recorded by the long-term care facilities. RainTree renegotiated its therapy and pharmacy provider contracts in response to the reimbursement changes under PPS. The provision for doubtful accounts increased by $1.9 from the prior year period. The increase is due to Sunbelt receivables that were determined to be uncollectible and an increase in the age of nursing facility receivables.

     Rent expense decreased from $7.7 million in the 1998 period to $6.3 million in the 1999 period. The decrease is due primarily to the disposition of facilities.

     Interest expense amounted to $4.3 million in the 1999 period compared to $9.9 million in the 1998 period. The decrease is due to the decrease in RainTree's debt as a result of emergence from bankruptcy on January 31, 1999.

     Depreciation and amortization expense decreased from $4.6 million in the 1998 period to $3.6 million in the current period. The decrease is due to the net reduction in intangible assets resulting from fresh start reporting and the write-down of impaired assets in the fourth quarter of 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     RainTree had a cash balance of $3.2 million and a working capital deficit of $41.0 million at June 30, 1999. Of this deficit, $35.1 million is due to the current classification of long-term debt in default. See "--Recent Developments."

     RainTree's operating activities used net cash amounting to $2.4 million in the five months ended June 30, 1999. The net outflow is due to the Company's operating losses and fluctuations in current assets and liabilities.

     Net accounts receivable decreased by approximately $5.7 million from December 31, 1998 to June 30, 1999, primarily in connection with facility dispositions and the sale of certain Sunbelt receivables. During this same period, the allowance for doubtful accounts as a percentage of total receivables decreased from 29.9% to 17.8%. The percentage decrease is because the Sunbelt receivables sold and disposition facilities' receivables that were written off had a proportionately higher percentage of reserves for doubtful accounts. See "-Results of Operations." RainTree anticipates that its allowance for doubtful accounts may continue to fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at June 30, 1999, if the Company is not successful in collecting its accounts receivable on a timely basis, the Company will be required to increase its provision for doubtful accounts.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     During the bankruptcy proceedings, RainTree financed its working capital needs out of its operating cash flows and under the HCFP DIP Facility, an $11 million accounts receivable-backed revolving credit facility. Interest on the HCFP DIP Facility accrued at the prime rate plus 3.0% (10.75% at December 31, 1998). As of January 31, 1999, borrowings under the HCFP DIP Facility amounted to approximately $8.0 million. On the Effective Date, the HCFP DIP Facility was replaced partially with a new $7 million revolving line of credit from Health Partners (the "First Line"). Interest on amounts outstanding under the First Line accrues at the prime rate plus 0.85%. As of June 30, 1999, borrowings outstanding under the First Line totaled approximately $3.6 million, which based on the level of eligible accounts receivable, was the maximum amount that could be borrowed at that time. On May 14, 1999, the Company entered into another $7 million line of credit with Health Partners (the "Second Line"). Total combined borrowings under the First Line and Second Line cannot exceed $12 million. Availability under the Second Line is subject to the Company having met certain requirements, including sufficient eligible accounts receivable and quarterly financial covenants contained in the Omega Master Lease. For the quarterly period ended June 30, 1999, the Company did not attain the necessary fixed charge coverage ratio of 1.55 and is therefore currently limited to borrowings of $2.0 million under the Second Line, which was the balance at June 30, 1999.

     Net cash provided by investing activities in the five months ended June 30, 1999 amounted to $994,000. The Company received $1.2 million in cash from the sale of Sunbelt assets and lease and insurance deposits decreased by a net amount of approximately $1.1 million. Routine capital expenditures amounted to approximately $1.4 million.

     Net cash provided by financing activities in the five months ended June 30, 1999 amounted to approximately $3.0 million, primarily as a result of a net increase in borrowings.

        At June 30, 1999, RainTree had approximately $76.6 million of total debt and lease financing obligations. The Company also has aggregate minimum rent obligations of approximately $132 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases. RainTree's ability to meet its debt service and lease obligations in the next year and beyond will depend on its ability to generate sufficient cash flows from operations. Since the Effective Date, the Company has focused its efforts on efficiently providing quality patient care, improving average occupancy and collecting accounts receivable. However, the Company's current cash shortfall has forced it to consider other strategic alternatives, including a possible merger or other business combinations. See "-- Recent Developments."

     The terms of certain of RainTree's debt and lease obligations require the Company to meet certain financial and reporting covenants. The terms of the Omega Master Lease require that RainTree maintain specified operating ratios, levels of working capital and net worth. The Indenture for the Senior Secured Notes includes covenants that prohibit or limit asset sales, acquisitions, incurrence of additional debt and liens, the making of restricted payments, affiliate transactions, engaging in certain mergers and consolidations and entering new lines of business. For example, should RainTree sell collateral securing the Senior Secured Notes, any net cash proceeds from such sale must be used to redeem Senior Secured Notes.

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

     RainTree has completed a detailed inventory and analysis of computer hardware, software and operating systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 readiness. The scope of the year 2000 project also encompasses consideration of potential impacts on the Company's business operations. The Company is reviewing internal business operations and relationships with external business partners to assess the current level of compliance. RainTree is in the process of testing its systems and developing contingency plans with the goal of achieving year 2000 readiness by October 1999.

     During 1998 and the first quarter of 1999, RainTree replaced substantially all of its computer equipment in connection with implementation of the Plan. The Company believes the new equipment is year 2000 compliant. The Company estimates that the incremental cost to upgrade existing software to make it year 2000 compliant will not exceed $150,000. As of June 30, 1999, the Company had incurred approximately $50,000 of such costs.

     RainTree has had ongoing formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, electronic interfaces with external agents such as payors, suppliers and banks. The ability of third parties with which RainTree transacts business to adequately address their year 2000 issues is outside the Company's control. Although RainTree will seek to replace any of its current vendors who are unable to become year 2000 ready in a timely manner, there can be no assurance that the Company's operations will not be adversely affected by the ability of third parties, including the federal and state governments on which RainTree's operations rely, to also manage the year 2000 issue.

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

     Reference is made to the securities class action lawsuits entitled Martin Grossman, et al. v. Unison HealthCare Corporation, et al., USDC No. CIV 97-0583 PHX SMM (the "Federal Action"), and Jeffrey D. VanDyke v. Cruttenden Roth, Inc., Wheat First Butcher Singer, Individually and as Representatives of a Defendant Underwriter Class, and Bruce H. Whitehead, Unison Healthcare Corp., John T. Lynch, Jr., Trouver Capital Partners, L.P., Jerry M. Walker, Phillip R. Rollins, Craig R. Clark, and Paul J. Contris, Case No. 779111 (Orange County Sup. Ct.) (the "State Action") described on page 22 of RainTree's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter Form 10-Q"). The parties in the Federal Action reached a settlement that is expected to resolve both the Federal and State Actions in their entirety. The settlement includes a cash payment by the Company's primary insurer amounting to $4.25 million and 1,000,000 shares of old Common Stock. Under the Plan, old Common Stock was converted into warrants; under the proposed settlement, class members who are to receive RainTree shares will receive a pro rata share of such warrants. The settlement was approved by the Bankruptcy Court on December 30, 1998 and by the district court in the Federal Action on April 28, 1999.

     Reference is made to an action styled John D. Filkoski, et al. V. Unison HealthCare Corporation, et al., filed in Colorado Superior Court on May 27, 1998 (the "Colorado Action") and described on page 22 of the First Quarter Form 10-Q. Motions to dismiss the Colorado Action for lack of personal jurisdiction were filed by the individual defendants, except for Jerry M. Walker. Mr. Walker filed a motion to stay the Colorado Action pending plaintiffs' decision as to whether they would participate in the settlement of the Securities Class Actions. On August 6, 1999, the Colorado District Court Judge granted motions to dismiss with respect to the former nonemployee directors, and denied motions to dismiss with respect to certain current and former officers of the Company. Mr. Walker's motion to stay was granted because the Court was unable to determine whether the plaintiffs have sufficiently met the legal requirements for "opting out" of the Securities Class Actions.

     Reference is made to an action styled Healthprime, Inc., HP/Healthcare Acquirors, Inc., Markleysburg Healthcare Investors, L.P., Marshall Manor Healthcare Services, Inc., and Lake City Nursing Homes, Inc. v. Unison HealthCare Corporation and Sunquest SPC, Inc., filed in the Superior Court of Fulton County, Georgia (Case No. E.68081) (the "Georgia Action"), and described on page 23 of the First Quarter Form 10-Q. On November 11, 1998, the Company filed an action in Bankruptcy Court (Unison v. HealthPrime, Inc. et al., Adversary Proceeding No. 98-808-GBN) seeking to recover management fees related to these facilities totaling $1.6 million plus interest and attorneys' fees. The defendants have asserted counterclaims containing allegations made against the Company in the Georgia Action. The Georgia Action was stayed by the Company's Chapter 11 proceedings. On June 15, 1999, the Bankruptcy Court granted the defendants' motion to dismiss the Company's complaint and lifted the stay of the Georgia Action.

     Reference is made to actions styled American Professional Holdings, Inc. [sic] v. John L. Maguire, W. Jerome McGee, and Harold N. McKinney, filed in the Bankruptcy Court (Adversary No. 98-861), and American Professional Holding, Inc.
v. Associated Solutions, Inc., also filed in the Bankruptcy Court (Adversary No. 98-862) and described on page 23 of the First Quarter Form 10-Q. The defendants have answered the complaints, admitting the material allegations therein. In August 1999, the defendants filed counterclaims alleging common law fraud. RainTree denies defendants' allegations and intends to pursue its claims.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Indenture under which the Senior Secured Notes were issued provides for a 45-day grace period before an event of default occurs due to nonpayment of interest. The grace period for the July 1 payment expired on August 15, 1999. On August 16, 1999, the Company entered into a forbearance agreement with the Indenture Trustee, whereby the holders of a majority of the Senior Secured Notes have agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The forbearance agreement expires on August 20, 1999. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to accelerate this obligation, and the debt could become immediately due and payable. In addition, a default under the Senior Secured Notes Indenture would result in a default under the Omega Master Lease, the Omega Returned Facilities Note and RainTree's revolving credit agreement with Health Partners. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments, and -- Liquidity and Capital Resources."

     The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. Both Omega and Health Partners have agreed not to exercise their respective rights and remedies, as a result of the forbearance agreement with the Senior Secured Note holders. Should the Company default on the Senior Secured Notes, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

     RainTree did not make the $34,000 interest payment on the Whitehead Notes that was due July 1, 1999 (Note 3). The Company did not make this payment because these notes are subordinate to the Senior Secured Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         10.1 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Michael A. Jeffries (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

         10.2 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Jim Fields (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

         10.3 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Nir E. Margalit (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

         10.4 Employment Agreement dated as of April 28, 1999 between RainTree Healthcare Corporation and Terry Troxell (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

         10.5 Loan and Security Agreement dated May 11, 1999 by and among RainTree Healthcare Corporation, BritWill Healthcare Company, BritWill Funding Corporation, Cedar Care, Inc., Sherwood
               Healthcare Corp., BritWill Investments-I, Inc., BritWill Investments-II, Inc., BritWill Indiana Partnership, Brookshire House, Inc., Christopher Nursing Center, Inc., Amberwood Court, Inc., The Arbors Health Care Corporation, Los Arcos, Inc., Pueblo Norte, Inc., Rio Verde Nursing Center, Inc., Signature Health Care Corporation, Signature Management Group, Inc., and HCFP Funding, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999)

         10.6 Revolving Credit Note dated May 11, 1999 by and among RainTree Healthcare Corporation, BritWill Healthcare Company, BritWill Funding Corporation, Cedar Care, Inc., Sherwood Healthcare Corp., BritWill Investments-I, Inc., BritWill Investments-II, Inc., BritWill Indiana Partnership, Brookshire House, Inc., Christopher Nursing Center, Inc., Amberwood Court, Inc., The Arbors Health Care Corporation, Los Arcos, Inc., Pueblo Norte, Inc., Rio Verde Nursing Center, Inc., Signature Health Care Corporation, Signature Management Group, Inc., and HCFP Funding, Inc. (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
               1999)

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

                                          RAINTREE HEALTHCARE CORPORATION
                                                    (Registrant)



Date:   August 19, 1999                   /s/ JIMMY L. FIELDS
                                          --------------------------------------
                                          Jimmy L. Fields
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer)

                                          /s/ WARREN K. JERREMS
                                          --------------------------------------
                                          Warren K. Jerrems
                                          Vice President and Chief Accounting
                                          Officer (Principal Accounting Officer)