Form 10-Q
period 1999-09-30
RAINTREE HEALTHCARE CORP
filed 1999-11-15
CIK 1001769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________.

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

         As of November 1, 1999, there were 7,593,697 shares of $0.001 par value common stock outstanding.

================================================================================

                         RAINTREE HEALTHCARE CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1. Financial Statements:

        Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998...........................     3

        Consolidated Statements of Operations for the three months and eight months ended September 30, 1999, the one month
           ended January 31, 1999, and the three months and nine
           months ended September 30, 1998 (unaudited)................     4

        Consolidated Statements of Cash Flows for the eight months ended September 30, 1999, the one month ended January 31,
           1999 and the nine months ended September 30, 1998
           (unaudited)................................................     5

        Notes to Consolidated Financial Statements....................     6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................    24

Item 3. Defaults Upon Senior Securities...............................    25

Item 6. Exhibits and Reports on Form 8-K..............................    26

Signatures ...........................................................    26


NOTE: Item 3 of Part I is omitted because it is not applicable.  Items
      2, 4 and 5 of Part II are omitted because they are not applicable.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                Reorganized   |   Predecessor
                                                                                  Company     |     Company
                                                                               September 30,  |   December 31,
                                                                                   1999       |       1998
                                                                               -------------  |   ------------
                                                                                (unaudited)   |
Assets                                                                                        |
Current assets:                                                                               |
  Cash and cash equivalents ................................................      $   6,703   |    $  16,863
  Accounts receivable ......................................................         11,948   |       22,621
  Prepaid expenses and other current assets ................................          3,168   |        8,670
                                                                                  ---------   |    ---------
     Total current assets ..................................................         21,819   |       48,154
Property and equipment, net ................................................         45,371   |       29,227
Reorganization value in excess of amounts allocable to identifiable assets..         49,112   |           --
Lease operating rights and other intangible assets, net ....................          1,017   |       58,960
Goodwill, net ..............................................................             --   |       24,816
Deposits ...................................................................          6,665   |        9,383
                                                                                  ---------   |    ---------
                                                                                  $ 123,984   |    $ 170,540
                                                                                  =========   |    =========
Liabilities and stockholders' equity (deficit)                                                |
Current liabilities:                                                                          |
  Accounts payable .........................................................      $  10,171   |    $  10,815
  Accrued expenses .........................................................         16,109   |       15,175
  Current portion of notes payable and long-term debt ......................            380   |        1,012
  Long term debt in default classified as current ..........................         34,643   |           --
                                                                                  ---------   |    ---------
     Total current liabilities .............................................         61,303   |       27,002
Liabilities subject to compromise ..........................................             --   |      166,870
Notes payable and long-term debt ...........................................          4,513   |        7,132
Lease financing obligation .................................................         38,200   |       38,200
Deferred taxes .............................................................          9,000   |        5,456
Leasehold liability, net ...................................................             --   |        4,058
Other liabilities ..........................................................          1,415   |          899
                                                                                  ---------   |    ---------
     Total liabilities .....................................................        114,431   |      249,617
Stockholders' equity (deficit):                                                               |
  Common stock, $.001 par value; authorized 10,000,000 shares;                                |
    7,593,697 shares issued and outstanding at September 30, 1999...........              8   |           --
  Common stock, $.001 par value; authorized 25,000,000 shares;                                |
    6,422,096 shares issued and outstanding at December 31, 1998............             --   |            5
  Additional paid-in capital ...............................................         20,575   |       36,211
  Retained earnings (accumulated deficit) ..................................        (10,603)  |     (115,293)
  Unearned compensation ....................................................           (427)  |           --
                                                                                  ---------   |    ---------
     Net stockholders' equity (deficit) ....................................          9,553   |      (79,077)
                                                                                  ---------   |    ---------
                                                                                  $ 123,984   |    $ 170,540
                                                                                  =========   |    =========

  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                             Reorganized Company     |             Predecessor Company
                                                        ---------------------------  | ------------------------------------------
                                                        Three Months   Eight Months  |   One Month   Three Months    Nine Months
                                                            Ended         Ended      |     Ended        Ended           Ended
                                                        September 30,  September 30, |  January 31,  September 30,  September 30,
                                                             1999          1999      |     1999         1998            1998
                                                        -------------  ------------- |  -----------  -------------  -------------
                                                                                     |
Total revenues........................................     $31,459       $ 84,342    |   $ 12,893       $44,921      $147,721
                                                                                     |
Expenses:                                                                            |
  Wages and related...................................      17,496         47,724    |      7,074        23,642        76,089
  Other operating.....................................      10,584         28,284    |      6,088        17,779        54,955
  Rent................................................       3,061          8,203    |      1,112         3,606        11,272
  Interest (excludes contractual interest not accrued                                |
    on prepetition debt of $1,507 in January 1999 and                                |
    $4,965 and $6,565 in the three and nine months                                   |
    ended September 30, 1998, respectively............       2,158          5,966    |        445           826        10,742
  Depreciation and amortization ......................       1,767          4,768    |        622         2,299         6,869
                                                           -------       --------    |   --------       -------      --------
       Total expenses.................................      35,066         94,945    |     15,341        48,152       159,927
                                                           -------       --------    |   --------       -------      --------
Loss from operations..................................      (3,607)       (10,603)   |     (2,448)       (3,231)      (12,206)
Reorganization expenses ..............................          --             --    |     54,597           907         1,775
                                                           -------       --------    |   --------       -------      --------
Loss before income taxes and extraordinary credit.....      (3,607)       (10,603)   |    (57,045)       (4,138)      (13,981)
Income tax benefit....................................          --             --    |         --            --            --
                                                           -------       --------    |   --------       -------      --------
Loss before extraordinary credit......................      (3,607)       (10,603)   |    (57,045)       (4,138)      (13,981)
Extraordinary credit - gain on debt discharge.........          --             --    |    113,242            --            --
                                                           -------       --------    |   --------       -------      --------
Net income (loss).....................................     $(3,607)      $(10,603)   |   $ 56,197       $(4,138)     $(13,981)
                                                           =======       =========   |   ========       =======      ========
                                                                                     |
Net income (loss) per share:                                                         |
  Loss before income taxes and extraordinary credit...     $ (0.47)      $  (1.40)   |   $  (8.88)      $ (0.64)     $  (2.18)
  Extraordinary credit - gain on debt discharge.......          --             --    |      17.63            --            --
                                                           -------       --------    |   --------       -------      --------
  Net income (loss) per share.........................     $ (0.47)      $  (1.40)   |   $   8.75       $ (0.64)     $  (2.18)
                                                           =======       ========    |   ========       =======      ========
                                                                                     |
Weighted average common shares used in                                               |
  per share calculation...............................       7,594         7,594     |      6,422         6,422         6,422



  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Reorganized    |    Predecessor  Predecessor
                                                                                      Company      |      Company      Company
                                                                                    Eight Months   |     One Month   Nine Months
                                                                                       Ended       |       Ended        Ended
                                                                                    September 30,  |    January 31,  September 30,
                                                                                        1999       |        1999         1998
                                                                                    -------------  |    -----------  -------------
Net cash provided by (used in) operating activities (including changes                             |
  in all operating assets and liabilities)...................................        $    871      |     $ (2,937)      $ 4,348
                                                                                     --------      |     --------       -------
INVESTING ACTIVITIES:                                                                              |
Purchase of equipment and leasehold improvements.............................          (1,891)     |         (218)       (2,124)
Sale of assets...............................................................           1,220      |           --            --
(Increase) decrease in lease and insurance deposits..........................           2,731      |          (13)       (1,547)
                                                                                     --------      |     --------       -------
Net cash provided by (used in) investing activities..........................           2,060      |         (231)       (3,671)
                                                                                     --------      |     --------       -------
FINANCING ACTIVITIES:                                                                              |
Net increase (decrease) in revolving lines of credit.........................           5,145      |        1,012          (533)
Debt payments................................................................            (887)     |          (10)       (1,621)
Change in outstanding checks.................................................          (2,049)     |        2,611            63
Increase in deferred financing costs.........................................             (61)     |           --           (56)
                                                                                     --------      |     --------       -------
Net cash provided by (used in) financing activities..........................           2,148      |        3,613        (2,147)
                                                                                     --------      |     --------       --------
REORGANIZATION ACTIVITIES:                                                                         |
Cash paid to settle bankruptcy claims........................................              --      |      (15,684)           --
                                                                                     --------      |     --------       -------
Net increase (decrease) in cash..............................................           5,079      |      (15,239)       (1,470)
Cash and cash equivalents at beginning of period.............................           1,624      |       16,863         5,295
                                                                                     --------      |     --------       -------
Cash and cash equivalents at end of period...................................        $  6,703      |     $  1,624       $ 3,825
                                                                                     ========      |     ========       =======
                                                                                                   |
Cash paid for:                                                                                     |
   Interest..................................................................        $  3,731      |         $410        $2,764
   Income taxes..............................................................              72      |           --            --



  See accompanying Notes to Consolidated Financial Statements and Management's
    Discussion and Analysis of Financial Condition and Results of Operations.

                         RAINTREE HEALTHCARE CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

         RainTree is a provider of long-term and specialty healthcare services. At September 30, 1999, RainTree operated 41 facilities, including six facilities managed on behalf of a third party. RainTree also provides, either directly or through third-party contracts, pharmaceutical services, rehabilitation therapy services, medical supplies and laboratory testing, both to its facilities and to nonaffiliated entities.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months and eight months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the 11 months ended December 31, 1999.

         Certain reclassifications have been made to the Predecessor Company financial statements to conform to the current year presentation.

         The provision for doubtful accounts receivable is included in other operating expenses. Provisions totaled $446,000 and $2.1 million for the three months and eight months ended September 30, 1999, and $1.4 million, $2.0 million and $3.2 million for the one month ended January 31, 1999, and the three months and nine months ended September 30, 1998, respectively. The allowance for doubtful accounts totaled $3.7 million at September 30, 1999 and $9.7 million at December 31, 1998.

3.   PLAN OF REORGANIZATION

         The implementation of the Plan allowed RainTree to restructure its balance sheet, significantly reduce its debt burden and dispose of unprofitable facilities. Prior to the confirmation of the Plan, the Company reached agreement with respect to its restructuring with its major creditors including, among others:

         o Omega Healthcare Investors, Inc. ("Omega"), from whom RainTree leases 18 long-term care facilities;

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

         o In settlement of approximately $15.8 million of allowed claims, Mr. Whitehead and affiliates (the "Whitehead Affiliates")
              received $541,000 in cash, unsecured promissory notes totaling $1.5 million (the "Whitehead Notes"), Senior Secured Notes amounting to $292,000 and approximately 729,000 shares of New Common Stock. The unsecured promissory notes bear interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of four years. See Note 10.

         o In settlement of approximately $5.4 million of allowed claims, Mr. Kremser and affiliates (the "Kremser Affiliates") received $541,000 in cash and a promissory note amounting to $1.4 million. The promissory note bears interest at 9.0%, payable quarterly, and the principal amount will be due and payable at the end of five years. The Kremser Affiliates' note is secured by personal property of certain RainTree subsidiaries.

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

         o Trade Unsecured Claims are defined in the Plan as payables to other nonessential trade vendors. RainTree is currently in the process of settling Trade Unsecured Claims, subject to amounts in dispute. Each holder of a Trade Unsecured Claim will receive, in cash, the lesser of 35% of the allowed amount of the claim or a pro rata portion of $1.4 million, plus shares of New Common Stock. The total amount of Trade Unsecured Claims was approximately $3.4 million.

         o All other general unsecured creditors will share pro rata in approximately 91% of the New Common Stock and the Senior Secured Notes. A subordination agreement related to the 13% Senior Notes resulted in a reallocation among the holders of the 13% Senior Notes and those holders of the 12 1/4% Senior Notes who had consented to a subordination agreement (the "Consenting Noteholders"). As a result of this reallocation, the holders of the 13% Senior Notes received Senior Secured Notes equal to 100% of their allowed claims ($22.1 million) and the Consenting Noteholders received only New Common Stock totaling approximately 6,343,000 shares. The holders of the 12 1/4% Senior Notes who did not consent to the subordination agreement received Senior Secured Notes totaling $1.8 million and approximately 522,000 shares of New Common Stock. The final settlement of the remaining general unsecured claims is subject to the outcome of claims in litigation, including claims of Healthprime, Inc. et al. See Part II, Item 1, "Legal Proceedings." The aggregate amount of general unsecured claims was approximately $137.5 million.

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

         o Shortly after the Effective Date, RainTree obtained $7.0 million of a new $12.0 million line of credit from Health Partners that replaced the HCFP DIP Facility. The remaining portion of the line of credit was obtained on May 14, 1999. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

                                                   January 31, 1999
                                                    Preconfirmation   Reorganization     Fresh Start     Reorganized
                                                     Balance Sheet     Adjustments       Adjustments    Balance Sheet
                                                   ----------------   --------------     -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.......................    $  17,308      $ (15,684) (a)     $    --          $  1,624
   Accounts receivable, net........................       21,459             --               --            21,459
   Prepaid expenses and other current assets.......        8,815             --            (5,456) (g)
                                                                                             (103) (h)       3,256
                                                       ---------      ---------          --------         --------
      Total current assets.........................       47,582        (15,684)           (5,559)          26,339
Property and equipment, net........................       29,081         (3,117) (b)       19,751  (h)      45,715
Lease operating rights and other intangibles, net..       58,608         (4,728) (c)      (52,858) (h)       1,022
Goodwill, net......................................       24,727             --           (24,727) (h)          --
Deposits...........................................        9,675           (279) (d)          --             9,396
Reorganization value in excess of amounts allocable
   to identifiable assets..........................           --             --            42,568  (h)
                                                                                            9,000  (g)      51,568
                                                        --------      ---------          --------         --------
                                                        $169,673      $ (23,808)         $(11,825)        $134,040
                                                        ========      =========          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................    $  10,958      $      --          $    --          $ 10,958
   Accrued expenses................................       16,321          5,955  (e)          --            22,276
   Current portion of long-term debt...............        1,012           (440) (e)          --               572
                                                       ---------      ---------          --------         --------
      Total current liabilities....................       28,291          5,515               --            33,806
Liabilities subject to compromise..................      166,870       (166,870) (e)          --                --
Notes payable and long-term debt...................        8,144         24,305  (a)          --            32,449
Lease financing obligation.........................       38,200             --               --            38,200
Deferred taxes ....................................        5,456             --             3,544  (g)       9,000
Leasehold liability, net...........................        4,058             --            (4,058) (h)          --
Other liabilities..................................          897             --                --              897
                                                       ---------      ---------          --------         --------
   Total liabilities...............................      251,916       (137,050)             (514)         114,352
Stockholders' equity (deficit):
   Common stock, Predecessor Company..............             5             --                (5) (i)          --
   Common stock, Reorganized Company..............            --              8  (a)           --                8
   Additional paid-in capital.....................        36,211         19,680  (a)      (36,211) (i)      19,680
   Retained earnings (accumulated deficit)........      (118,459)        93,554  (f)       24,905  (i)          --
                                                       ---------      ---------          --------         --------
      Net stockholders' equity (deficit)..........       (82,243)       113,242           (11,311)          19,688
                                                       ---------      ---------          --------         --------
                                                        $169,673      $ (23,808)         $(11,825)        $134,040
                                                        ========      =========          ========         ========

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

         REORGANIZATION EXPENSES. In accordance with SOP 90-7, reorganization items are reported separately in the consolidated statement of operations. Reorganization items for the one month ended January 31, 1999 are as follows (in thousands):

         Adjustments of assets and liabilities to fair value.....    $53,879
         Professional fees and other expenses related to the
           Chapter 11 proceedings................................        718
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

         Liabilities subject to compromise consisted of the following as of December 31, 1998 (in thousands):

         12 1/4% Senior Notes....................................   $100,000
         13% Senior Notes........................................     20,000
         Notes payable and long-term debt .......................     24,495
         Trade payables..........................................      4,661
         Accrued interest........................................     11,486
         Other...................................................      6,228
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

7.   RESTRICTED STOCK AWARDS

         On April 28, 1999, RainTree awarded a total of 360,000 restricted stock units ("Units") to Senior Management. Each vested Unit entitles the holder to receive one share of RainTree common stock upon the earlier of February 1, 2002 or termination of employment for any reason.

         Of the Units, 136,000 vested on April 28, 1999, 112,000 will vest on February 1, 2000 and 112,000 will vest on February 1, 2001. The Units were recorded at the market value on the grant date, which was estimated to be $2.50 per share. The total market value of immediately vested Units was charged to compensation expense. The total market value of the remaining Units is treated as unearned compensation and recorded as a separate component of stockholders' equity. Unearned compensation is charged to expense over the vesting period. Total compensation expense related to the Units amounted to approximately
$80,000 in the 1999 third quarter and $446,000 in the eight months ended September 30, 1999.

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

                                                            Reorganized Company     |           Predecessor Company
                                                        --------------------------- | -----------------------------------------
                                                        Three Months   Eight Months |  One Month    Three Months   Nine Months
                                                            Ended         Ended     |    Ended        Ended          Ended
                                                        September 30,  September 30,| January 31,   September 30, September 30,
                                                             1999          1999     |     1999         1998           1998
                                                        -------------  ------------ | ------------  ------------- ------------
Revenues from nonrelated entities:                                                  |
  Long-term care.....................................      $27,104        $71,408   |    $ 10,142      $33,960      $110,942
  Rehabilitation therapy.............................           69          1,844   |         715        3,042         9,870
  Pharmacy...........................................        2,361          5,899   |         729        2,329         7,342
  Laboratory.........................................        1,703          4,560   |         482        1,471         4,428
  Corporate..........................................          222            631   |          50           29            84
                                                           -------       --------   |    --------      -------       -------
    Total............................................      $31,459       $ 84,342   |    $ 12,118      $40,831      $132,666
                                                           =======       ========   |    ========      =======      ========
                                                                                    |
Total revenues:                                                                     |
  Long-term care.....................................      $27,104       $ 71,408   |    $ 10,142      $33,960      $110,942
  Rehabilitation therapy.............................        1,106          4,532   |       1,152        5,913        20,812
  Pharmacy...........................................        2,864          7,265   |       1,039        3,548        11,455
  Laboratory.........................................        1,783          4,776   |         510        1,471         4,428
  Corporate..........................................        1,856          5,083   |         676        2,194         7,280
  Eliminations.......................................       (3,254)        (8,722)  |        (626)      (2,165)       (7,196)
                                                           -------       --------   |    --------      -------      --------
    Total...........................................       $31,459       $ 84,342   |    $ 12,893      $44,921      $147,721
                                                           =======       ========   |    ========      =======      ========
                                                                                    |
Operating income (loss):                                                            |
  Long-term care....................................       $  (872)      $   (651)  |    $   (251)    $ (1,862)    $  (3,273)
  Rehabilitation therapy............................           107           (709)  |      (1,476)        (358)         (513)
  Pharmacy..........................................            63            104   |         140          611         2,158
  Laboratory........................................           (64)          (155)  |        (120)        (821)         (842)
  Unallocated corporate expenses....................        (2,841)        (9,192)  |        (741)        (801)       (9,736)
                                                           -------       --------   |    --------       ------       -------
    Consolidated operating loss.....................        (3,607)       (10,603)  |      (2,448)      (3,231)      (12,206)
Reorganization expenses.............................            --             --   |      54,597          907         1,775
                                                           -------       --------   |    --------       ------       -------
Consolidated loss before income taxes and                                           |
  extraordinary credit..............................       $(3,607)      $(10,603)  |    $(57,045)    $ (4,138)     $(13,981)
                                                           =======       ========   |    ========     ========      ========

                                                                        September   |    December
                                                                          1999      |      1998
                                                                        ---------   |    --------
Total assets:                                                                       |
   Long-term care...................................                     $ 62,092   |    $ 79,624
   Rehabilitation therapy...........................                           98   |      13,266
   Pharmacy.........................................                        5,418   |       5,751
   Laboratory.......................................                        2,512   |       2,372
   Corporate........................................                       56,702   |      73,732
   Eliminations.....................................                       (2,838)  |      (4,205)
                                                                         --------   |    --------
      Total.........................................                     $123,984   |    $170,540
                                                                         ========   |    ========

10.  ISSUES IMPACTING LIQUIDITY AND FINANCIAL POSITION

         RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Company entered into a forbearance agreement with the Indenture Trustee (the "Forbearance") whereby the holders of a majority of the Senior Secured Notes have agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The Forbearance expires on January 15, 2000. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to accelerate this obligation, and the debt could become immediately due and payable. The holders of the Senior Secured Notes could then take possession of the stock and personal property of certain RainTree subsidiaries that secures the Senior Secured Notes. In addition, a default under the Senior Secured Notes Indenture constitutes a default under the Omega Master Lease, the Indiana Returned Facilities Note and RainTree's revolving credit agreement with Heller Financial, the successor in interest to Health Partners. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," and "-- Liquidity and Capital Resources."

         RainTree's inability to pay the interest is due in part to professional fees and other costs related to the Company's reorganization and emergence from bankruptcy, which were approximately $4.2 million greater than estimated. In addition, the bankruptcy had a negative impact on the Company's overall census, and thus cash flows from operations. Although average occupancy increased to 80.0% for the month of October 1999 from 76.4% for the 1999 second quarter, the Company has not yet been successful in restoring average occupancy to pre-bankruptcy levels. In connection with the preparation of the Plan, the Company projected an average occupancy rate of 83% for fiscal 1999. If the Company is unable to increase its average occupancy levels in the near future, it will experience a material negative impact on its results of operations and cash flows.

         Management believes that the deferment of the interest payment will provide RainTree with additional time to increase occupancy and complete its new business plan. The Company's current cash shortfall has forced it to consider various strategic alternatives, including a possible recapitalization, merger or other business combination.

         The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. In connection with the Forbearance, both Omega and Health Partners have agreed not to exercise their respective rights and remedies. In the event that the Forbearance is not extended, or other events of default occur, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

         RainTree did not make the interest payments on the Whitehead Notes that were due July 1 and October 1, 1999 in the aggregate amount of to $68,000 (Note
3). The Company did not make the payments because these unsecured notes are subordinate to the Senior Secured Notes.

         Due to the uncertainty surrounding the payment default on the Senior Secured Notes and related cross-defaults, RainTree has classified the principal balances of the Senior Secured Notes, Indiana Returned Facilities Note, Whitehead Notes and borrowings from Health Partners as current liabilities on the Company's consolidated balance sheet at September 30, 1999. The financial statements do not include further adjustments, if any, for the possible future effects on the recoverability of RainTree's long-lived assets.

         The Company is in the process of analyzing its long-lived assets for impairment in accordance with statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." Adjustments arising from this analysis, if any, will be recorded in the fourth quarter of 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Quarterly Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "projected" and words of similar import, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While the Company believes that the assumptions underlying these statements are reasonable, such assumptions (and thus the statements based upon them) could prove to be inaccurate. Important factors which could cause results to vary include, among others: delays in or inability to conclude transactions; unsuccessful implementation of RainTree's new business strategy; general economic and business conditions; competition; loss of customers; changes in applicable laws and regulations; availability, terms and deployment of capital in light of recent losses and cash flow shortfalls; cancellation of leases or contracts; demand fluctuations; adverse uninsured determinations in any existing or future litigation or regulatory proceedings; health care statutory or regulatory changes which disfavor the types of care delivered by the Company; reversal of the current limitations in the supply of long-term care facilities; and Year 2000 issues. Important factors which could cause results to vary also include the factors discussed in RainTree's Annual Report on Form 10-K for the year ended December 31, 1998 in "Item 1 Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties", as well as factors discussed elsewhere in this report or in any document incorporated herein by reference.

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

RECENT DEVELOPMENTS

         RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Company entered into the Forbearance with the Indenture Trustee whereby the holders of a majority of the Senior Secured Notes agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The Forbearance expires on January 15, 2000. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to accelerate this obligation, and the debt could become immediately due and payable. The holders of the Senior Secured Notes could then take possession of the stock and personal property of certain RainTree subsidiaries that secures the Senior Secured Notes. In addition, a default under the Senior Secured Notes Indenture constitutes a default under the Omega Master Lease, the Indiana Returned Facilities Note and RainTree's revolving credit agreements with Heller Financial, the successor in interest to Health Partners. See "-- Liquidity and Capital Resources."

         RainTree's inability to pay the interest is due in part to professional fees and other costs related to the Company's reorganization and emergence from bankruptcy, which were approximately $4.2 million greater than estimated. In addition, the bankruptcy had a negative impact on the Company's overall census, and thus cash flows from operations. Although average occupancy increased to 80.0% for the month of October 1999 from 76.4% for the 1999 second quarter, the Company has not yet been successful in restoring average occupancy to pre-bankruptcy levels. In connection with the preparation of the Plan, the Company projected an average occupancy rate of 83% for fiscal 1999. If the Company is unable to increase its average occupancy levels in the near future, it will experience a material negative impact on its results of operations and cash flows.

         Management believes that the deferment of the interest payment will provide RainTree with additional time to increase occupancy and complete its new business plan. The Company's current cash shortfall has forced it to consider various strategic alternatives, including a possible recapitalization, merger or other business combination.

         The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. In connection with the Forbearance, both Omega and Health Partners have agreed not to exercise their respective rights and remedies. In the event that the Forbearance is not extended, or other events of default occur, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

         RainTree did not make the interest payments on the Whitehead Notes that were due July 1 and October 1, 1999 in the aggregate amount of $68,000 (Note 3). The Company did not make the payments because these unsecured notes are subordinate to the Senior Secured Notes.

         Due to the uncertainty surrounding the payment default on the Senior Secured Notes and related cross-defaults, RainTree has classified the principal balances of the Senior Secured Notes, Indiana Returned Facilities Note, Whitehead Notes and borrowings from Health Partners as current liabilities on the Company's consolidated balance sheet at September 30, 1999. The financial statements do not include further adjustments, if any, for the possible future effects on the recoverability of RainTree's long-lived assets.

         The Company is in the process of analyzing its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No.

121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." Adjustments arising from this analysis, if any, will be recorded in the 1999 fourth quarter.

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

         To facilitate a meaningful comparison of RainTree's operating performance in the 1999 and 1998 periods, the following discussion of results of operations is presented on a traditional comparative basis. Consequently, the information presented below for the nine months ended September 30, 1999 does not comply with accounting requirements for companies that emerge from bankruptcy. These requirements call for separate reporting for Reorganized RainTree and the Predecessor Company.

                RainTree Healthcare Corporation and Subsidiaries
                       Consolidated Results of Operations
                                 (in thousands)

                                                                      Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                   ----------------------      -----------------------
                                                                     1999          1998         1999 (1)        1998
                                                                   --------      --------      ---------     ---------
Total revenues..................................................   $31,459        $44,921      $ 97,235      $ 147,721
Expenses:
  Wages and related.............................................    17,496         23,642        54,798         76,089
  Other operating...............................................    10,584         17,779        34,372         54,955
  Rent..........................................................     3,061          3,606         9,315         11,272
  Interest (excludes contractual interest not accrued on
    prepetition debt of $1,507 in the eight months ended
    September 30, 1999 and $4,965 and $6,565 in the three
    months and nine months ended September 30,1998,
    respectively................................................     2,158            826         6,411         10,742
  Depreciation and amortization ................................     1,767          2,299         5,390          6,869
                                                                   -------        -------      --------      ---------
       Total expenses...........................................    35,066         48,152       110,286        159,927
                                                                   -------        -------      --------      ---------
Loss from operations............................................    (3,607)        (3,231)      (13,051)       (12,206)
Reorganization expenses ........................................        --            907        54,597          1,775
                                                                   -------        -------      --------      ---------
Loss before income taxes and extraordinary credit...............    (3,607)        (4,138)      (67,648)       (13,981)
Income tax benefit..............................................        --             --            --             --
                                                                   -------        -------      --------      ---------
Loss before extraordinary credit................................    (3,607)        (4,138)      (67,648)       (13,981)
Extraordinary credit - gain on debt discharge...................        --             --       113,242             --
                                                                   -------        -------      --------      ---------
Net income (loss)...............................................   $(3,607)       $(4,138)     $ 45,594      $ (13,981)
                                                                   =======        ========     ========      =========

(1) This column represents the combination of historical results for the eight months ended September 30, 1999 for Reorganized RainTree and the one month ended January 31, 1999 for the Predecessor Company.


     The following table summarizes selected operating statistics.

                                                             At September 30,
                                                          ----------------------
                                                          1999             1998
                                                          ----             ----
Leased and Owned Facilities:
    Number of facilities..............................      35               43
    Number of licensed beds:
       Long-term care.................................   3,405            3,957
       Assisted and independent living................     214              233

Managed Facilities:
    Number of facilities..............................       6               --
    Number of licensed beds...........................     406               --

Institutional Pharmacies:
    Number of outlets.................................       2                2
    Nonaffiliated facilities served...................      42               37

Laboratory Services:
    Number of laboratories............................       3                3
    Nonaffiliated entities served.....................     355              252

      The following table identifies the Company's sources of net operating revenues from nonaffiliated entities.

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
                                                       1999        1998     1999       1998
                                                       ----        ----     ----       ----
Percentage of total revenues:
     Long term care ..............................     86.9%       83.2%     85.2%     83.8%
     Therapy services ............................      0.2         7.5       2.7       7.4
     Pharmacy services ...........................      7.5         5.7       6.9       5.5
     Laboratory services .........................      5.4         3.6       5.2       3.3
                                                      -----       -----     -----     -----
         Total....................................    100.0%      100.0%    100.0%    100.0%
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

      Sources of net patient revenues and patient mix by payor type are set forth below (long-term care only).

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
                                                       1999        1998     1999       1998
                                                       ----        ----     ----       ----
Medicare .........................................     21.8%       27.1%     22.1%     29.7%
Private and other.................................     17.2        16.3      17.4      16.3
                                                      -----       -----     -----     -----
Quality mix.......................................     39.0        43.4      39.5      46.0
Medicaid .........................................     61.0        56.6      60.5      54.0
                                                      -----       -----     -----     -----

     Total........................................    100.0%      100.0%    100.0%    100.0%
                                                      =====       =====     =====     =====

AVERAGE OCCUPANCY
Nursing facilities...............................      79.0%       80.4%     78.4%     81.4%
Independent and assisted living facilities.......      48.9        59.2      50.8      59.2


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         In the 1999 third quarter, RainTree recorded a net loss of $3.6 million compared to a net loss of $4.1 million in the prior year quarter. Net loss for the 1998 third quarter includes reorganization expenses amounting to $907,000. Loss from operations amounted to $3.6 million in the 1999 third quarter compared to $3.2 million in the same period in 1998.

         Total revenues decreased $13.5 million, or 30.0%, to $31.5 million in the 1999 third quarter from $44.9 million in the comparable 1998 quarter. Net patient service revenues decreased from $44.5 million in the 1998 third quarter to $31.2 million in the current period. Patient days decreased from 306,760 in the 1998 period to 257,187 in the current period. Net patient service revenues recorded by the long-term care facilities decreased by approximately $6.9 million, of which $4.1 million is attributable to the disposition of facilities. The long-term care facilities experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) compared to the prior year quarter. The Company believes that the decrease in average occupancy in 1999 is due primarily to (i) the negative perception of RainTree as a result of the bankruptcy; and (ii) competition from assisted living facilities in some local markets, which has negatively affected average occupancy in the current quarter. On a same store basis, long-term care average occupancy in the 1999 third quarter was 79.0% compared to 81.9% in the 1998 period. Quality mix was impacted by both the bankruptcy and the new Medicare Prospective Payment System ("PPS"), which applied to RainTree on January 1, 1999. Under PPS, skilled nursing facilities are paid a fixed per diem rate for virtually all covered services. RainTree estimates that its average daily Medicare rate under PPS will be approximately 21% lower in fiscal 1999 than in 1998.

         Total ancillary company revenues also decreased from the prior year period because (i) on April 1, 1999, the Company sold most of Sunbelt's therapy contracts that were unrelated to RainTree nursing facilities; and (ii) some of the ancillary companies' customers have negotiated lower contract rates in an effort to control costs in the PPS environment. In addition, under PPS there is an annual per-patient cap of $1,500 on reimbursement for combined Part B physical and speech therapy services and an annual cap of $1,500 on Part B occupational therapy services. See "-Dispositions."

         Wages and related expenses decreased $6.1 million, or 26.0%, from $23.6 million in the 1998 third quarter to $17.5 million in the current quarter. The decrease is due primarily to: (i) facility dispositions, which account for approximately $2.2 million of the decrease; and (ii) a decrease in ancillary company expenses of approximately $3.9 million. The decrease in ancillary company expense is due primarily to the sale of therapy contracts and a decrease in the utilization of services provided under PPS. Sunbelt has also changed its compensation structure in order to control costs. In the 1999 third quarter, RainTree recorded compensation expense amounting to $80,000 related to Restricted Stock Units issued. See Note 7 of Notes to Consolidated Financial Statements.

         Other operating expenses decreased $7.2 million, or 40.5%, from $17.8 million in the 1998 third quarter to $10.6 million in the 1999 third quarter. Approximately $1.8 million of the decrease is due to the disposition of facilities and $1.6 million is attributable to the ancillary companies. The provision for doubtful accounts decreased by $1.6 million from the prior year period due to a decrease in the age of nursing facility receivables. In addition, the provision in the prior year period included approximately $886,000 attributable to notes receivable from former affiliates of acquired companies. See Part II, Item 1,"Legal Proceedings." The remaining decrease is due primarily to a reduction in ancillary expenses recorded by the long-term care facilities. RainTree renegotiated its therapy and pharmacy provider contracts in response to the reimbursement changes under PPS.

         Rent expense decreased from $3.6 million in the 1998 third quarter to $3.1 million in the 1999 period. The decrease is due to the disposition of facilities.

         Interest expense amounted to $2.2 million in the 1999 third quarter compared to $826,000 in the 1998 third quarter. The prior year period did not include contractual interest not accrued on prepetition debt of approximately $5.0 million. See Note 5 of Notes to Consolidated Financial Statements.

         Depreciation and amortization expense decreased from $2.3 million in the 1998 third quarter to $1.8 million in the 1999 third quarter. The decrease is due to the net reduction in intangible assets resulting from fresh start reporting.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the nine-month period ended September 30, 1999, RainTree recorded net income of $45.6 million compared to a net loss of $14.0 million in the prior year period. The 1999 results include a $113.2 million gain on debt discharged in the bankruptcy and reorganization expenses amounting to $54.6 million. RainTree recorded losses from operations amounting to $13.1 million in the 1999 period and $12.2 million in the 1998 period.

         Total revenues decreased $50.5 million, or 34.2%, to $97.2 million in the 1999 period from $147.7 million in the comparable 1998 period. Net patient service revenues decreased from $146.4 million in the 1998 period to $96.2 million in the current period. Patient days decreased from 990,633 in the 1998 period to 767,332 in the current period. Net patient service revenues recorded by the long-term care facilities decreased by approximately $29.3 million, of which $17.5 million is attributable to the disposition of facilities. The long-term care facilities experienced declines in occupancy and quality mix (the percentage of revenues from Medicare and private pay sources) compared to the prior year. The Company believes that the decrease in average occupancy in 1999 is due primarily to (i) the negative perception of RainTree as a result of the bankruptcy; and (ii) competition from assisted living facilities in some local markets, which has negatively affected average occupancy in the current quarter. On a same store basis, long-term care average occupancy through the 1999 third quarter was 78.4% compared to 84.1% in the 1998 period. Quality mix was impacted by both the bankruptcy and the new Medicare Prospective Payment System, which applied to RainTree on January 1, 1999. Under PPS, skilled nursing facilities are paid a fixed per diem rate for virtually all covered services. RainTree estimates that its average daily Medicare rate under PPS will be approximately 21% lower in fiscal 1999 than in 1998.

         Total ancillary company revenues also decreased from the prior year period because (i) on April 1, 1999, the Company sold most of Sunbelt's therapy contracts that were unrelated to RainTree nursing facilities; and (ii) some of the ancillary companies' customers have negotiated lower contract rates in an effort to control costs in the PPS environment. In addition, under PPS there is an annual per-patient cap of $1,500 on reimbursement for combined Part B physical and speech therapy services and an annual cap of $1,500 on Part B occupational therapy services. See "-Dispositions."

         Wages and related expenses decreased $21.3 million, or 28.0%, from $76.1 million in the 1998 period to $54.8 million in the current period. The decrease is due primarily to: (i) facility dispositions, which account for approximately $9.5 million of the decrease; and (ii) a decrease in ancillary company expenses of approximately $11.5 million. Most of the decrease in ancillary company expense is due primarily to the sale of therapy contracts and a decrease in the utilization of services provided under PPS. Sunbelt has also changed its compensation structure in order to control costs. In the 1999 period, RainTree recorded compensation expense amounting to $473,000 related to Restricted Stock Units issued. See Note 7 of Notes to Consolidated Financial Statements.

         Other operating expenses decreased $20.6 million, or 37.5%, from $55.0 million in the 1998 period to $34.4 million in the current period. Approximately $7.5 million of the decrease is due to the disposition of facilities. The remaining decrease is due primarily to a reduction in ancillary expenses recorded by the long-term care facilities. RainTree renegotiated its therapy and pharmacy provider contracts in response to the reimbursement changes under PPS. The provision for doubtful accounts increased by $247,000 from the prior year period.

         Rent expense decreased from $11.3 million in the 1998 period to $9.3 million in the 1999 period. The decrease is due primarily to the disposition of facilities.

         Interest expense amounted to $6.4 million in the 1999 period compared to $10.7 million in the 1998 period. The decrease is due to the decrease in RainTree's debt as a result of emergence from bankruptcy on January 31, 1999.

         Depreciation and amortization expense decreased from $6.9 million in the 1998 period to $5.4 million in the current period. The decrease is due to the net reduction in intangible assets resulting from fresh start reporting.

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


LIQUIDITY AND CAPITAL RESOURCES

         RainTree had a cash balance of $6.7 million and a working capital deficit of $39.5 million at September 30, 1999. Of this deficit, $34.6 million is due to the current classification of long-term debt in default. See "--Recent Developments."

         RainTree's operating activities provided net cash amounting to $871,000 in the eight months ended September 30, 1999. The net cash generated is due primarily to an increase in accounts payable and collection of accounts receivable.

         Net accounts receivable decreased by approximately $10.7 million from December 31, 1998 to September 30, 1999, primarily in connection with collection of third party receivables, facility dispositions and the sale of certain Sunbelt receivables. During this same period, the allowance for doubtful accounts as a percentage of total receivables decreased from 29.9% to 23.5%. The percentage decrease is because the Sunbelt receivables sold and disposed facilities' receivables that were written off had a proportionately higher percentage of reserves for doubtful accounts. RainTree anticipates that its allowance for doubtful accounts may continue to fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third party and governmental payors. While the Company believes that the allowance for doubtful accounts is adequate at September 30, 1999, if the Company is not successful in collecting its accounts receivable on a timely basis, the Company will be required to increase its provision for doubtful accounts.

         During the bankruptcy proceedings, RainTree financed its working capital needs out of its operating cash flows and under the HCFP DIP Facility, an $11 million accounts receivable-backed revolving credit facility. Interest on the HCFP DIP Facility accrued at the prime rate plus 3.0% (10.75% at December 31, 1998). As of January 31, 1999, borrowings under the HCFP DIP Facility amounted to approximately $8.0 million. On the Effective Date, the HCFP DIP

Facility was replaced partially with a new $7 million revolving line of credit from Health Partners (the "First Line"). Interest on amounts outstanding under the First Line accrues at the prime rate plus 0.85%. As of September 30, 1999, borrowings outstanding under the First Line totaled approximately $3.1 million, which, based on the level of eligible accounts receivable, was the maximum amount that could be borrowed at that time. On May 14, 1999, the Company entered into a second $7 million line of credit with Health Partners (the "Second Line"). Total combined borrowings under the First Line and Second Line cannot exceed $12 million. Availability under the Second Line is subject to the Company having met certain requirements, including sufficient eligible accounts receivable and quarterly financial covenants contained in the Omega Master Lease. For the quarterly period ended September 30, 1999, the Company did not attain the necessary fixed charge coverage ratio of 1.55 and is therefore currently limited to borrowings of $2.0 million under the Second Line, which was the balance at September 30, 1999.

         Net cash provided by investing activities in the eight months ended September 30, 1999 amounted to $2.1 million. The Company received $1.2 million in cash from the sale of Sunbelt assets and lease and insurance deposits decreased by approximately $2.7 million. Routine capital expenditures amounted to approximately $1.9 million.

         Net cash provided by financing activities in the eight months ended September 30, 1999 amounted to approximately $2.1 million, primarily as a result of a net increase in borrowings.

         The terms of certain of RainTree's debt and lease obligations require the Company to meet certain financial and reporting covenants. The terms of the Omega Master Lease require that RainTree maintain specified operating ratios, levels of working capital and net worth. As of September 30, 1999, the Company was not in compliance with the financial covenants of the Omega Master Lease, which require that RainTree maintain a minimum fixed charge coverage ratio of
1.4 for the four quarters ended September 30, 1999. RainTree has not obtained a waiver of this covenant violation from Omega. Although Omega has not indicated an intention to declare a default, it could exercise its remedies under the Master Lease, including a termination of such lease.

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

        At September 30, 1999, RainTree had approximately $77.7 million of total debt and lease financing obligations. The Company also has aggregate minimum rent obligations of approximately $130.0 million (subject to certain increases) during the remainder of the initial terms and first renewal periods under its operating leases. RainTree's ability to meet its debt service and lease obligations in the next year and beyond will depend on its ability to generate sufficient cash flows from operations. Since the Effective Date, the Company has focused its efforts on efficiently providing quality patient care, improving average occupancy and collecting accounts receivable. However, the Company's current cash shortfall has forced it to consider other strategic alternatives, including a possible recapitalization, merger or other business combination. See " - Recent Developments."

IMPACT OF THE YEAR 2000 ISSUE

         Based on an assessment of some of RainTree's information systems, the Company determined that it had time-sensitive software that would not properly recognize the year 2000. Accordingly, the Company modified or replaced significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. RainTree believes that with the modifications to existing software and conversions to new software, the Company will be year 2000 ready and that the year 2000 issue will not pose significant operational problems for its computer systems.

         RainTree has completed a detailed inventory and analysis of computer hardware, software and operating systems. The Company utilized both internal and external resources to reprogram, or replace, and test the hardware and software for year 2000 readiness. The scope of the year 2000 project encompassed consideration of potential impacts on the Company's business operations. The Company is continuing to review internal business operations and relationships with external business partners to assess the current level of compliance. As of September 30, 1999, the Company had incurred approximately $74,000 of incremental costs to upgrade existing software to make it year 2000 compliant.

         RainTree has had ongoing formal communications with significant suppliers and payors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Examples of such issues include, but are not limited to, payroll processing by the Company's outside service bureau and electronic interfaces with external agents such as payors, suppliers and banks. The ability of third parties with which RainTree transacts business to adequately address their year 2000 issues is outside the Company's control. Although RainTree will seek to replace any of its current vendors who are unable to become year 2000 ready in a timely manner, there can be no assurance that the Company's operations will not be adversely affected by the ability of third parties, including the federal and state governments on which RainTree's operations rely, to also manage the year 2000 issue.

         The Company will continue to assess each of its systems and their year 2000 readiness. At this time, all of the Company's application programs have been modified or upgraded except for payroll, which is expected to be upgraded by November 30, 1999. The Company believes that it is substantially complete with its overall year 2000 remediation with minimal impact on its operations. However, there can be no assurance that these assumptions will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, third party modification plans and similar uncertainties.

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

         Reference is made to an action styled JOHN D. FILKOSKI, ET AL. V. UNISON HEALTHCARE CORPORATION, ET AL., filed in Colorado Superior Court on May 27, 1998 (the "Colorado Action") and described on page 22 of RainTree's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter Form 10-Q"). On August 6, 1999, the Colorado District Court Judge granted motions to dismiss with respect to the former nonemployee directors, and denied motions to dismiss with respect to certain current and former officers of the Company. Currently, the case is about to enter the discovery phase.

         Reference is made to an action styled HEALTHPRIME,  INC., HP/HEALTHCARE
ACQUIRORS,   INC.,  MARKLEYSBURG  HEALTHCARE  INVESTORS,  L.P.,  MARSHALL  MANOR

HEALTHCARE SERVICES, INC., AND LAKE CITY NURSING HOMES, INC. V. UNISON HEALTHCARE CORPORATION AND SUNQUEST SPC, INC., filed in the Superior Court of Fulton County, Georgia (Case No. E.68081) (the "Georgia Action"), and described on page 23 of the First Quarter Form 10-Q. On November 11, 1998, the Company filed an action in Bankruptcy Court (UNISON V. HEALTHPRIME, INC. ET AL., Adversary Proceeding No. 98-808-GBN) seeking to recover management fees related to these facilities totaling $1.6 million plus interest and attorneys' fees. The defendants have asserted counterclaims containing allegations made against the Company in the Georgia Action. The Georgia Action was stayed by the Company's Chapter 11 proceedings. On June 15, 1999, the Bankruptcy Court entered an order abstaining from hearing the Company's complaint and lifted the stay of the Georgia Action.

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

         Reference is made to an action styled RAINTREE HEALTHCARE CORPORATION AND BRITWILL INVESTMENTS - II, INC. V. HASMARK CORPORATION AND HASMARK EAST LTD., filed in the Bankruptcy Court (Adversary No. 99-396) on May 27, 1999. The company is seeking to recover sublease payments for facilities in Texarkana, Texas totaling $1.5 million plus interest and attorney's fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         RainTree did not make the $1.3 million semiannual interest payment due July 1, 1999 on the Senior Secured Notes. The Company entered into the Forbearance with the Indenture Trustee whereby the holders of a majority of the Senior Secured Notes have agreed not to exercise any rights and remedies under the Indenture and related documents arising from the failure to pay the interest when due. The Forbearance expires on January 15, 2000. The Company expects to enter into another agreement that it anticipates will further extend the forbearance of the noteholders' exercise of their rights and remedies under the Indenture. However, if RainTree does not obtain this extension, the holders of the Senior Secured Notes could elect to accelerate this obligation, and the debt could become immediately due and payable. The holders of the Senior Secured Notes could then take possession of the stock and personal property of certain RainTree subsidiaries that secures the Senior Secured Notes. In addition, a default under the Senior Secured Notes Indenture constitutes a default under the Omega Master Lease, the Indiana Returned Facilities Note and RainTree's revolving credit agreement with Heller Financial, the successor in interest to Health Partners. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments," and "-- Liquidity and Capital Resources."

         The failure to make the interest payment on the Senior Secured Notes constitutes an event of default under the Omega Master Lease, the Indiana Returned Facilities Note and the revolving credit agreement with Health Partners. In connection with the Forbearance, both Omega and Health Partners have agreed not to exercise their respective rights and remedies. In the event that the Forbearance is not extended, or other events of default occur, Omega could exercise its remedies under the Master Lease, including a termination of such lease. Health Partners could suspend its obligations to make advances under the lines of credit, or terminate the agreement, whereby all outstanding borrowings would become due and payable. Any material default of RainTree's debt or lease obligations, if uncured, would have a material adverse effect on its results of operations and cash flows.

         RainTree did not make the interest payments on the Whitehead Notes that were due July 1 and October 1, 1999 in the aggregate amount of $68,000 (Note 3). The Company did not make the payments because these unsecured notes are subordinate to the Senior Secured Notes.

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


                                 RAINTREE HEALTHCARE CORPORATION
                                          (Registrant)



Date:   November 15, 1999        /s/ JIMMY L. FIELDS
        -----------------        --------------------------------------
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